Form 10-K
period 1994-03-31
SCHERER R P CORP /DE/
filed 1994-06-28
CIK 855106

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-K

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934
                    FOR THE FISCAL YEAR ENDED MARCH 31, 1994

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER 33-30999


                            R.P. SCHERER CORPORATION
             (Exact name of Registrant as specified in its charter)

       DELAWARE                                        13-3523163
(State of Incorporation)                 (I.R.S. Employer Identification Number)

       2075 WEST BIG BEAVER ROAD, TROY, MICHIGAN     48084
        (Address of principal executive offices)   (Zip code)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (810) 649-0900


          Securities registered pursuant to Section 12(b) of the Act:

   Title of each class                Name of each exchange on which registered
   -------------------                -----------------------------------------
COMMON STOCK, $.01 PAR VALUE                    NEW YORK STOCK EXCHANGE

       Securities registered pursuant to Section 12(g) of the Act:  None


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES  [x]    NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.  YES  [x]    NO  _

The aggregate market value of all shares of common stock held by non-affiliates of the registrant as of June 23, 1994 was approximately $539,326,000 (based on purchases at $33.50 per share as of June 23, 1994).

Number of shares outstanding of each class of the registrant's common stock as of June 23, 1994: 23,287,043 shares of common stock, par value $.01.


                      DOCUMENTS INCORPORATED BY REFERENCE:

None.

                                     PART I

ITEM  1  BUSINESS

GENERAL

R.P. Scherer Corporation (the "Company"), an international developer and manufacturer of oral drug delivery systems, is the world's largest producer of softgels. The Company has also developed and is commercializing advanced drug delivery systems, including the Scherersol(TM), Zydis(R) and Pulsincap(R) technologies. The Company's proprietary drug delivery systems improve the efficacy of drugs by regulating their dosage, rate of absorption and place of release.

The Company produces over 4,000 products in softgel form, which accounted for approximately 90% of the Company's fiscal 1994 sales. Softgels are used for a wide range of drug, vitamin, cosmetic and recreational products.

The Company has a broad domestic and international customer base consisting of manufacturers and wholesalers of pharmaceutical, health and nutritional, cosmetic and recreational products, with more than half of its total sales made to the pharmaceutical industry. To meet the needs of its multinational customers and to serve new markets, the Company operates softgel manufacturing facilities in eleven countries throughout the world and manufactures hardshell capsules in three of these countries. Approximately 73% of the Company s fiscal 1994 sales and 79% of the Company s fiscal 1994 operating income were derived from operations outside the United States.

The Company works closely with its customers in the development of new softgel products. Using its expertise in softgel technology, the Company has developed its Scherersol(TM) systems to broaden the range of pharmaceutical products which may be encapsulated in softgel form. Scherersol(TM) systems, most of which are patented, often enable pharmaceutical companies to combine the advantages of drugs in liquid solution with the convenience and dosage accuracy of softgels. Additionally, Scherersol(TM) technologies, by providing a unique, patented dosage delivery system, can protect a pharmaceutical compound against competition from generic drugs throughout the life of the Scherersol(TM) patents.

In 1991, the Company formed a separate division, Scherer DDS, to focus on the development of advanced drug delivery systems, including the Zydis(R) and Pulsincap(R) technologies. Zydis(R) is an oral dosage form which dissolves instantaneously on the tongue and does not require water to aid swallowing. Pulsincap(R) is an oral drug delivery device which is designed to release a drug at either a predetermined time following ingestion or a predetermined site in the gastrointestinal tract. Through Scherer DDS, the Company is engaged in the search for other advanced drug delivery systems which would complement the Company s existing technologies. In January 1994, the Company acquired the rights to a novel ophthalmic drug delivery system from Zeneca Limited. The system, which is in the early stages of development, is intended to enable accurate, sensation-free application of drugs to the eye. In March 1994, the Company entered into an agreement with a United Kingdom-based drug research concern to fund feasibility studies for a unique patent-pending dry powder inhaler device and a patented controlled-release tablet product.

In September 1993, the Company formed its Advanced Therapeutic Products Group ("ATP"), based in the United Kingdom. ATP was formed to manage the development and registration of pharmaceutical products using off-patent compounds and the Company s drug delivery technologies. The Company expects that ATP will help it service the growing global demand for therapeutically improved, cost-effective pharmaceutical products.

The Company, a Delaware corporation, was organized in 1989 at the direction of Shearson Lehman Brothers Holdings Inc. ("Lehman") to effect the acquisition in June 1989 of R.P. Scherer International Corporation ("Scherer International" and formerly R.P. Scherer Corporation). Scherer International, which had been a public company before its acquisition, was incorporated in Michigan in 1944 and reincorporated in Delaware in 1969. Scherer International is the Company s only subsidiary. The Company essentially has no other operations.

SOFTGEL PRODUCTS AND MARKETS

There are three solid oral dosage delivery systems: tablets, hardshell gelatin capsules, and softgel capsules. Softgel products accounted for 90% of the Company s fiscal 1994 sales, and empty two-piece hardshell capsules represented 7% of sales.

The various softgel markets around the world were developed primarily by the Company working in conjunction with its customers. The technical and commercial staff of the Company work in close collaboration with the technical and marketing staff of its customers to identify requirements and develop commercial products.

Softgel capsules are used in the following three markets: (i) pharmaceutical (both prescription and over-the-counter products); (ii) health and nutritional; and (iii) other (cosmetics and recreational).

Pharmaceutical. The pharmaceutical markets in each country are relatively similar due to the high degree of manufacturing regulation worldwide, together with the globalization of the pharmaceutical industry. The Company performs especially well in a highly regulated environment where the customers' main focus is on quality and service as opposed to price. In fiscal 1994, 46% of the Company's softgel sales were derived from the sale of pharmaceutical products.

The Company assists pharmaceutical companies in the formulation of liquids and solids in suspension to be used in softgels. The Company's development of its Scherersol(R) systems broadens the range of pharmaceutical products which may be encapsulated in softgel form. Scherersol(R) softgel systems are liquid formulation technologies which are designed to improve bioavailability of pharmaceutical compounds that are inconsistently, incompletely or too slowly absorbed from traditional oral dosage forms. Scherersol(R) systems, most of which are patented, often enable pharmaceutical companies to extend patent protection and combine the advantages of active molecules in a solution with the convenience and dosage accuracy of softgels.

To date, the most significant product which has been reformulated using the Scherersol(R) systems is Sandimmun(R), a product developed and marketed by Sandoz Pharma AG. Sandimmun(R) (cyclosporin A) is an immuno-suppressant which typically is administered daily to organ transplant patients throughout their lives in order to prevent post-operative organ rejection. Additionally, it has recently received approval in Europe for treatment of psoriasis, and applications are pending in the U.S. for both psoriasis and rheumatoid arthritis. By reformulating the drug into softgel form, the Company was able to mask Sandimmun's(R) unpleasant taste and regulate the dosage size. Sandoz Pharma AG's annual worldwide sales of Sandimmun(R) are currently estimated at $700 million. To date, the Company believes that a substantial portion of Sandimmun(R) sales continue to be in non-softgel forms. Sandimmun(R) represents approximately 2% of the Company's softgel sales.

Health and Nutritional. Health and nutritional products consist primarily of vitamins, minerals, supplements, and plant and fish oils. Some of the Company's products involve relatively simple encapsulation of oils, such as vitamin E and cod liver oil, while others are specifically formulated to the requirements of customers and are mutually developed Some health and nutritional products can only be formulated in softgel form, and other products are formulated in softgel form for convenience and quality product line image. Health and nutritional products represented approximately 43% of the Company's fiscal 1994 softgel sales.

Other-Cosmetics and Recreational. Other products represented approximately 11% of the Company's softgel sales in fiscal 1994, with approximately 6% attributable to cosmetics and 5% to recreational products.

The Company's products for the cosmetics market consist principally of: (i) specially shaped softgels containing various topical oils and creams; and (ii) bath pearls or bath capsules containing various oils and fragrances. The Company's largest cosmetics customer, Elizabeth Arden Co., introduced Ceramide facial and eye cream products using special twist-off softgel capsules to provide unit dosaging and prevent oxidation of the products before use. The Company continues to develop and market new products for the growing cosmetics market. An example is its fragrance softgel, which represents an economical, biodegradable twist-off sampler for perfumes and similar products.

The Company manufactures paintball softgels for use in recreational "paintball games." Various colors of water-washable paint are encapsulated in softgels and sold by the Company to qualified distributors. Originally established in the United States, this sport is now also growing in popularity internationally.

SCHERER DDS

In 1991, the Company formed a separate division, Scherer DDS, to focus on the development of advanced drug delivery systems. This represents a broadening of the Company's existing business within its existing infrastructure, and reflects the Company's commitment to this rapidly growing market segment. The Company believes that demand for advanced drug delivery systems has grown because the pharmaceutical industry is recognizing limitations to improving drug efficacy and tolerance with conventional dosage form technologies. In addition, novel and patentable formulation technologies can often extend the product life cycle of major drugs for many years, thus maximizing income streams from the customers' significant research and development investments.

Scherer DDS, largely based in the United Kingdom, is responsible for the development, manufacture and marketing of the Company's new advanced drug delivery systems, including the Zydis(R) and Pulsincap(R) technologies. Additionally, Scherer DDS is engaged in the search for other advanced drug delivery systems which might complement the Company's existing technologies. In January 1994, the Company acquired the rights to a novel ophthalmic drug delivery system from Zeneca Limited. The system, which is in the early stages of development, is intended to enable accurate, sensation-free application of drugs to the eye. In March 1994, the Company entered into an agreement with a United Kingdom-based drug research concern to fund feasibility studies for a unique patent-pending dry powder inhaler device and a patented controlled-release tablet product.

Zydis(R). Zydis(R) is a freeze-dried, porous wafer containing a drug substance which dissolves instantaneously on the tongue and does not require water to aid swallowing. This feature of Zydis(R) is expected to improve patient compliance, particularly among children and the elderly who frequently experience difficulties in swallowing conventional dosage forms. The Zydis(R) system has been patented in major markets extending through the year 2002, with such patent protection extending to the active ingredients being delivered using Zydis(R). Products incorporating Zydis(R) technology have received approvals for use in eighteen countries.

The Company currently produces Zydis(R) products containing the lorazepam and oxazepam tranquilizers for Wyeth-Ayerst International, as well as Pfizer's Feldene Melt anti-arthritic product. At present, such products are only sold in Europe. There are currently eleven major products encompassing Zydis(R) technology in different stages of development and regulatory approval. Because patents covering active compounds in these products have expired or will expire within the next few years, the manufacturers of such products have been seeking alternative patent- protected dosage forms. Conventional dosage forms of the active compounds in these products are marketed by large multinational pharmaceutical companies, and these products had aggregate annual sales exceeding $5.0 billion in calendar 1992. In general, agreements with customers call for customers to pay option fees to the Company as well as to pay certain of the costs for development, clinical testing, obtaining regulatory approvals and commercialization of the products. The Company will receive royalties, as well as manufacturing revenues, assuming such products are successfully commercialized. The Company recognized revenues of approximately $8.0 million in fiscal 1994 related to Zydis(R) products.

Pulsincap(R). Pulsincap(R) is an oral drug delivery device which is designed to release the drug in a pulsed fashion at a predetermined time in the gastrointestinal tract or at a predetermined site in the body. This dosage form consists of a capsule composed of a water insoluble body and a water soluble cap. The drug formulation is contained within the capsule body and is sealed in by a hydrogel plug. At a specified time after ingestion, the drug is released into the small intestine or colon for absorption into the blood stream.

The Company anticipates that the Pulsincap(R) system will have a broad range of applications. Two major areas targeted are nocturnal (time-controlled) delivery and colonic (site-specific) delivery.

The Pulsincap(R) technology is covered by patents in Europe, and has patents pending in all other major markets. The Company has completed toxicology studies on the hydrogel plug, and anticipates that several customer-funded feasibility studies will be initiated in the next several months. The Company further expects that several years of continued development and testing will be required before any material commercial sales of Pulsincap(R) products are realized.

Optidyne. Optidyne is a novel pocket-sized design which would enable the transfer of atomized droplets of solutions of pharmaceutical compounds to the corneal surface of the eye. The device will deliver a small (3 to 5 microlitres) and precise volume of a liquid in fine droplet size to the eye, thus avoiding blinking, flooding, spillage and waste and ensuring a longer contact time on the corneal surface. Side effects, which can arise with standard drops from the effects of excess formulation draining into the nose and being swallowed, would be avoided. The device is designed to be used in a vertical or a horizontal position with no requirement for bending back the head and thus has the potential for increasing therapeutic efficacy with minimal side effects.

ADVANCED THERAPEUTIC PRODUCTS GROUP

In September 1993, the Company formed the Advanced Therapeutic Products Group, based in the United Kingdom. This division was formed to manage the development and registration of pharmaceutical products using the Company s proprietary drug delivery technologies and incorporating off- patent compounds. The Group s objective is to reformulate existing compounds using the Company s proprietary drug delivery technologies to create new products with demonstrably improved therapeutic and cost benefits over existing treatments. The Company does not intend, however, to engage in any research aimed at the development of new chemical entities.

INTERNATIONAL OPERATIONS

To serve new markets and to meet the needs of its multinational customers, the Company operates softgel manufacturing facilities in eleven countries throughout the world and manufactures hardshell capsules in three of these countries. In addition, the Company has the flexibility to transfer some of its production from one plant to another within its worldwide network. (For information concerning the Company's geographic segments, see Note 15 to the consolidated financial statements.)

Currently, the Company is not subject to any significant government restrictions as to the availability of any material cash flows from its foreign subsidiaries, however, transfer of profits from foreign subsidiaries could be subject to foreign exchange controls and to regulations of foreign governments which may be in effect from time to time. In addition, the consolidated results of the Company's operations are affected by foreign currency fluctuations. Laws or regulations have been proposed or enacted in various foreign countries which, among other things, specify the number of national directors and restrict borrowing by foreign-owned companies.

The Company is also subject to certain restrictions pursuant to which R.P. Scherer GmbH, the Company's 51% owned German subsidiary, has the exclusive right to sell or manufacture softgels and hardshell capsules in eastern Europe and certain countries in western Europe and Asia. These restrictions do not apply to the Company's advanced drug delivery systems marketed by Scherer DDS.

COMPETITION

The greatest competition to the Company's softgel dosage form for pharmaceuticals, its major softgel market, historically has come from the manufacturers of tablets and hardshell capsules in instances where technological barriers to their usage did not exist. The Company believes that the most significant disadvantages of softgel capsules compared to tablets or hardshell capsules for pharmaceutical and health and nutritional product manufacturers have been the relatively higher cost of softgels and the lack of control by such manufacturers over the softgel manufacturing process. Because a relatively high unit volume is necessary to manufacture softgels economically, no significant pharmaceutical manufacturer and only one significant health and nutritional product manufacturer produces its own softgels.

In recent years, a large number of pharmaceutical companies have become increasingly interested in the development and commercialization of both existing and newly developed pharmaceutical products incorporating advanced drug delivery systems. A number of companies have been formed to develop new drug formulations, products, and drug delivery systems.

The Company is the world's largest manufacturer of softgels. The Company believes it has a competitive advantage in the softgel business due to its greater experience in the manufacture of softgels, its advanced technology, its extensive participation in customer product development, its strong acceptance by customers and its geographic breadth. The Company's principal softgel competitors are several manufacturers with substantially smaller softgel operations. Although the Company faces varying degrees of competition in each of its geographic markets, it believes it has a leading market share in each of its major markets.

The largest producers of hardshell capsules are two multinational pharmaceutical manufacturers which have substantially greater assets and sales than the Company. In addition, the Company competes in various countries with smaller hardshell manufacturers.

PRODUCT INFORMATION

The Company's business is not dependent upon a single product or a few products. Softgels containing both natural and synthetic Vitamin E represent approximately 11% of the Company s fiscal 1994 sales; no other product represents 10% or more of the Company's sales.

CUSTOMERS

No material part of the Company's business is considered to be dependent upon a single customer or a few customers, and no single customer represents 10% or more of the Company's sales.

SOURCES OF MATERIALS

The principal raw material used in the manufacture of softgels and hardshell capsules is gelatin. Gelatin is obtained primarily regionally and in most instances is available from multiple sources (and is generally purchased based on a coordinated worldwide basis by the Company to obtain favorable terms). The Company has never experienced any significant shortage of gelatin or other significant raw materials.

PATENTS

The Company has a number of active patents on its specialized machinery, processes, products and drug delivery systems. In addition, a number of patent applications are pending and numerous trademarks are held. In the opinion of management, the Company's businesses are not dependent upon any one patent or trademark.

SEASONAL BUSINESS

No material portion of the Company's business is seasonal. However, second quarter operating results are generally below the results of other quarters due to the regularly scheduled vacation and annual summer maintenance shutdown of substantially all northern hemisphere softgel facilities.

BACKLOG

The backlog of unfilled orders was approximately $136.3 million at March 31, 1994, as compared to approximately $110.2 million at March 31, 1993. The Company believes that such backlog of orders at March 31, 1994 is firm and will be filled within the next 12 months.

GOVERNMENT REGULATION

The Company's products and manufacturing processes and services are subject to the applicable Good Manufacturing Practice standards for the pharmaceutical industry and to other regulations by governmental agencies or departments in each of the countries in which it operates. In the United States, the Company's encapsulation products and manufacturing and packaging services are subject to the Federal Food, Drug and Cosmetic Act, the Comprehensive Drug Abuse Prevention and Control Act of 1970 and various rules and regulations of the Bureau of Alcohol, Tobacco and Firearms of the United States Department of Treasury, the Bureau of Narcotics of the United States Department of Justice and state narcotic regulatory agencies. In other countries, the Company's products and services are subject to analogous regulation.

The Company is regularly subjected to testing and inspection of its products and facilities by representatives of various Federal agencies and in addition, the Company comes under the regulation of various state, municipal and foreign health agencies.

The Company is also generally required to obtain United States Food and Drug Administration approval for sales in the United States, as well as approval of the appropriate agencies in other jurisdictions, prior to commencing the sale of many of the proprietary products under development.

The Company believes that it is in compliance in all material respects with applicable environmental laws and regulations. Compliance with Federal, state and local provisions relating to the protection of the environment has had no material effect upon the capital expenditures, earnings or competitive position of the Company and its subsidiaries. The Company was informed in August 1992 that soil at a manufacturing facility in North Carolina owned and operated by the Company from 1975 to 1985 contained levels of certain substances which exceeded environmental standards. The Company voluntarily initiated a remedial investigation, and initial remedial and removal actions have been completed by the Company and the current owner of the facility for the known soil contamination at such site. The Company continues to perform additional studies and remediation in the area, including testing and removal of groundwater, which have indicated the necessity for additional remedial and removal actions. On the basis of the results of investigations performed to date, the Company does not believe that potential future costs associated with either the investigation or any future remedial or removal action will ultimately have an materially adverse impact on the Company s business or financial condition. Based on current information, no other significant expenditures for environmental compliance are contemplated in the foreseeable future.

RESEARCH AND DEVELOPMENT

Costs incurred in connection with the development of new products and manufacturing methods, including both Company and customer-sponsored expenditures, amounted to $16.0 million in fiscal 1994, $12.4 million in fiscal 1993, and $11.6 million in fiscal 1992.

EMPLOYEES

At March 31, 1994, the Company employed approximately 3,100 full-time employees. The Company considers its relations with its employees to be good.

EXECUTIVE OFFICERS AND DIRECTORS OF THE COMPANY

The name, age and employment history, including all positions held concurrently or successively in the past five years, of each of the Company's executive officers and directors are as follows:

                                                 PRESENT PRINCIPAL OCCUPATION OF EMPLOYMENT
                                                 ------------------------------------------
 NAME                     AGE                       AND FIVE-YEAR EMPLOYMENT HISTORY (1)
 ----                     ---                       ------------------------------------
 John P. Cashman          53     Chairman of the Company since August 1991 and Director of the Company since June 1990.  Chairman of Scherer International since June 1989.
                                 Director of Scherer International since December 1989.  Chairman and
                                 President of Cashman Group Inc. since 1986.  Chairman of Pharmaphil Group,
                                 Inc. from January 1987 to June 1989.  President of Manville International
                                 and Mining Group and Senior Vice President and Officer of Manville
                                 Corporation from 1984 to 1986.

 Aleksandar Erdeljan      44     President of the Company since August 1991 and Director of the Company since June 1990.  President of Scherer International since June 1989.
                                 Director of Scherer International since December 1989.  President of
                                 Pharmaphil Group, Inc. from January 1987 to June 1989.  Director of
                                 Corporate Development of the Company from June 1985 to January 1987.

 Nicole S. Williams       49     Executive Vice President, Finance, Chief Financial Officer and Secretary
                                 of the Company and Scherer International since January 1992.  Treasurer of the Company and Scherer International since June 1993.  Executive Vice
                                 President - Worldwide Operations, SPSS, Inc. from December 1990 to January
                                 1992.  Senior Vice President, Finance and Administration and Corporate
                                 Secretary, SPSS, Inc. from July 1987 to December 1990.  Vice President and
                                 Treasurer, CECO Industries, November 1985 to July 1987.

 Thomas J. Stuart         33     Vice President and Controller of the Company and Scherer International
                                 effective June 1994.  Controller of the Company since August 1991, and of
                                 Scherer International since May 1990.  Manager, Detroit office of Arthur
                                 Andersen & Co. from June 1987 to May 1990.

 Dennis R. McGregor       41     Assistant Treasurer and Director of Tax Operations of the Company and
                                 Scherer International since August 1993.  Manager of Tax Audit and
                                 Planning, Allied-Lyons North America from December 1991 to August 1993.
                                 International Tax Manager for Great Lakes Chemical from September 1990 to
                                 November 1991.  Manager of Tax Planning and Research for Brown Forman
                                 Corporation from September 1983 to September 1990.

 Lori G. Koffman          35     Director of the Company and Scherer International since September 1989.
                                 Assistant Secretary of the Company since December 1989.  Senior Vice
                                 President, Lehman from 1990 to present.  Vice President, Lehman from 1987 to 1990.  Also a director  of Shearson/SDI, Inc., the general partner of
                                 Sun Distributors, L.P.

 Frederick Frank          62     Director of the Company since June 1990.  Director of Scherer
                                 International since August 1988.  Senior Managing Director of Lehman.
                                 Also a director of Applied Bioscience International, Inc. and Physicians
                                 Computer Network.

 James A. Stern           43     Director of the Company and Scherer International since June 1990.
                                 Chairman of The Cypress Group, a private merchant bank, since April 1994.
                                 Managing Director of Lehman and head of its Merchant Banking Group from
                                 1984 to 1994.  Also a director of Noel Group, Inc., K & F Industries Inc.,
                                 Loral Aerospace Holdings, Inc., Lear Seating Corporation, American
                                 Marketing Industries Holdings Inc. and Infinity Broadcasting Corporation.

                                                 PRESENT PRINCIPAL OCCUPATION OF EMPLOYMENT
                                                 ------------------------------------------
 NAME                     AGE                       AND FIVE-YEAR EMPLOYMENT HISTORY (1)
 ----                     ---                       ------------------------------------
 Gilbert H. Lamphere      42     Director of the Company since August 1991.  Director of Scherer
                                 International since June 1992.  Co-Chairman and Chief Executive Officer of Noel Group, Inc. since November 1991.  Chairman of the Board and Chief
                                 Executive Officer of The Prospect Group, Inc. since January 1990.
                                 Chairman of the Executive Committee of The Prospect Group from 1985 to
                                 1989, and President from 1989 to 1991.  Director and Chairman of the
                                 Board of Illinois Central Corporation, Recognition International
                                 Incorporated, and Belding Heminway Company. Also a director of The
                                 Prospect Group, Inc., Children's Discovery Centers of America, Inc.,
                                 Illinois Central Railroad Company, Global Natural Resources Inc., Sylvan
                                 Foods Holdings, Inc., Noel Group, Inc., Lincoln Snacks Company, Simmons
                                 Outdoor Corporation and Cleveland-Cliffs Inc. President of the Board of
                                 Trustees of The Nightingale-Bamford School and trustee of the City Parks
                                 Foundation.

 Louis Lasagna, M.D.      71     Director of the Company since September 1991.  Director of Scherer
                                 International since June 1992.  Dean, Sackler School of Graduate
                                 Biomedical Sciences, Tufts University; Academic Dean, Tufts University
                                 School of Medicine; Professor of Psychiatry and Professor of
                                 Pharmacology, Tufts University, in each case since 1984.  Independent consultant since 1965. Director of Tufts University Center for the Study
                                 of Drug Development since 1975.  Director of the United States branch of
                                 Astra Pharmaceutical Products, Inc. Member of the Board of Trustees of
                                 International Life Sciences Institute/Nutrition Foundation since 1980 and
                                 Chairman since 1991.  Director of the Foundation for Nutritional
                                 Advancement since 1980.  Chairman of the Drug Science Foundation from
                                 1987-1988.

 Robert H. Rock           44     Director of the Company since September 1991.  Director of Scherer
                                 International since June 1992.  Chairman of IDD Enterprises, L.P. since
                                 September 1991.  Chairman of Metroweek Corporation since December 1988.
                                 President of MLR Enterprises since October 1987.  Chairman and Chief
                                 Executive Officer of the Hay Group from October 1986 to October 1987.
                                 Also a director of Hunt Manufacturing Company, Opinion Research
                                 Corporation and the Wistar Institute.

         (1) Where no starting date is given for a principal occupation or employment, such occupation or employment commenced prior to 1989.

All directors of the Company serve terms of one year and until the election of their respective successors. Officers serve at the pleasure of the Board of Directors.

There are three committees of the Board of Directors of the Company: the Executive Committee, the Compensation Committee and the Audit Committee.

ITEM 2   PROPERTIES

The Company develops and manufactures its products at nineteen principal worldwide locations with an aggregate floor space of approximately 1,440,000 square feet. Fifteen of these facilities are owned in fee by the Company, and four facilities, with an aggregate floor space of 548,000 square feet, are leased. The U.S. softgel manufacturing facilities total two, of which one, of 25,000 square feet, is leased. The seventeen foreign manufacturing facilities include fourteen owned facilities with an aggregate floor space of 732,000 square feet, and three leased facilities with 523,000 square feet aggregate floor space. Approximately 80% of the foreign facilities primarily manufacture softgels and related items, while 20% of the foreign facilities produce hardshell capsules. The foreign facilities are located in Argentina, Australia, Brazil, Canada (two facilities), France (two facilities), Germany (three facilities), Italy (two facilities), Japan, South Korea, and the United Kingdom (two facilities). Portions of these facilities are also used for related research and development, administration, and warehousing activities.

The Company's primary leased facility, a German manufacturing facility of approximately 377,000 square feet in size, has a lease term (including renewal options) extending through December 2008. The Company also leases a production facility in France of approximately 120,000 square feet, with a lease term extending through March 2008. Additionally the Company leases its executive offices in Troy, Michigan, and sales offices, research facilities and warehouses at a variety of locations in the U.S. and abroad. All leases generally provide for payment of taxes, utilities, insurance and maintenance by the Company, and have terms extending for periods from one to fifteen years, including renewal options.

In the opinion of the Company, its principal properties, whether owned or leased, are well-maintained and in satisfactory condition, are adequately insured, and are suitable and have capacities adequate for the purposes for which they are used.

ITEM 3             LEGAL PROCEEDINGS

The Company's former subsidiary Paco Pharmaceutical Services, Inc. ("Paco"), certain of Paco's subsidiaries, the Company and other defendants are parties to a group of actions commenced, beginning in April 1990, in Federal and state courts in New Jersey and in Federal courts in New York and Massachusetts by limited partners of Paco Development Partners II ("PDP II"), a research and development partnership in which a subsidiary of Paco serves as the general partner. The defendants were granted summary judgment for dismissal with respect to the New York actions on March 29, 1993, and the time to appeal this decision has expired. In the New Jersey state court action (Nelson v. Dean Witter Reynolds, Inc., MRS-L-5014-90), a class consisting of the 14 investors who reside in New Jersey has been certified. On October 23, 1992, the Company, Paco and its affiliates moved for summary judgment as to three counts of the complaint. This motion was denied on January 6, 1993. A second action commenced in New Jersey Federal court (Nelson v. Ian Ferrier, Civil Action 91-5334(JWB)), has been stayed pending resolution of the New Jersey state court action. No class has been certified in this federal action.

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

Subsequent to year end, the Company reached an agreement in principle with the plaintiffs in the PDP II litigation, and is in the process of formalizing that agreement and seeking all necessary approvals. The

Company recognized during the fourth quarter of fiscal 1994 a special charge of approximately $3.2 million representing the anticipated amount of all settlement-related costs in excess of previously provided reserves.

On March 30, 1992, OCAP Acquisition Corp. ("OCAP") commenced an action in the Supreme Court of the State of New York, County of New York, against Paco, certain of its subsidiaries, the Company and Scherer International (collectively, the "defendants"), arising out of the termination of an Asset Purchase Agreement dated February 21, 1992 (the "Purchase Agreement") between OCAP and the defendants providing for the purchase of substantially all the assets of Paco. On May 15, 1992, OCAP served an amended verified complaint (the "Amended Complaint"), asserting causes of action for breach of contract and breach of the implied covenant of good faith and fair dealing, arising out of defendants' March 25, 1992 termination of the Purchase Agreement, as well as two additional causes of action that were subsequently dismissed by order of the court. The Amended Complaint seeks $75 million in actual damages, $100 million in punitive damages, as well as OCAP's attorney fees and other litigation expenses, costs and disbursements incurred in bringing this action. Discovery with respect to the action has commenced; however, discovery was temporarily stayed by OCAP's filing of a motion for partial summary judgment, and the Company s subsequent cross-motion for dismissal. The Court recently denied both motions and the Company anticipates that discovery will resume or the Court s decision will be appealed. Based upon the investigation conducted by the Company to date, the Company believes that this action lacks merit and intends to defend against it vigorously. In the opinion of management, the ultimate outcome of this litigation will not have a material adverse effect on the Company's business or financial condition.

The Company was informed in August 1992 that soil at a manufacturing facility in North Carolina owned and operated by the Company from 1975 to 1985 contained levels of tetrachlorethene and other substances which exceeded environmental standards. The Company voluntarily initiated a remedial investigation, and initial remedial and removal actions have been completed by the Company and the current owner of the facility for the known soil contamination at such site. The Company continues to perform additional studies and remediation of the area, including testing and removal of groundwater, which have indicated the necessity for additional remedial and removal actions. On the basis of the results of investigations performed to date, the Company does not believe that potential future costs associated with either the investigation or any potential remedial or removal action will ultimately have a materially adverse impact on the Company's business or financial condition.

The Company is a party to various other legal proceedings arising in the ordinary course of business, none of which is expected to have a material adverse effect on the Company's financial position, results of operations, liquidity or capital resources.


ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's security holders during the last quarter of its fiscal year ended March 31, 1994.

                                    PART II


ITEM 5   MARKET FOR REGISTRANT'S COMMON EQUITY AND
         RELATED STOCKHOLDER MATTERS

The principal market for the Company's common shares is the New York Stock Exchange. The following table indicates the high and low sales prices of the Company's common stock as reported on the composite tape of the New York Stock Exchange.

                                                                           MARKET PRICE
                                                                       ---------------------
                                                                        HIGH           LOW
                                                                        ----           ---
           Year ended March 31, 1994:
                    First Quarter                                      $31.25         $25.00
                    Second Quarter                                     $33.50         $26.13
                    Third Quarter                                      $37.75         $31.38
                    Fourth Quarter                                     $40.50         $35.50

           Year ended March 31, 1993:
                    First Quarter                                      $29.38         $22.13
                    Second Quarter                                     $34.13         $23.75
                    Third Quarter                                      $38.50         $28.88
                    Fourth Quarter                                     $38.88         $23.88


The Company had 125 common shareholders of record at June 23, 1994.

The Company did not declare any dividends in the year ended March 31, 1994. Restrictions contained in certain of the Company's long-term debt agreements limit the payment of dividends. The Company does not currently have any plans to declare or pay cash dividends.

ITEM 6   SELECTED FINANCIAL DATA


The financial data of the Company and the Predecessor are not comparable in all respects (see Note 8).


                                                COMPANY                          PREDECESSOR (8)
                        ------------------------------------------------------ ----------------------------
                                                                                 THREE
                                                                  NINE MONTHS    MONTHS         YEAR
                                                                     ENDED       ENDED          ENDED
                                   YEAR ENDED MARCH 31,             MARCH 31,    JUNE 30,      MARCH 31,
                        -----------------------------------------  ----------- -----------  ---------------
                           1994     1993      1992        1991        1990        1990          1989
                        ---------- -------  --------   ----------  ----------- -----------  ---------------
                                            (IN THOUSANDS, EXCEPT PER SHARE DATA AND RATIOS)
OPERATING DATA (1):
Net sales .......      $449,297   $398,011  $337,786   $298,638     $191,451    $62,991        $236,944
Cost of sales ...       287,389    242,108   201,991    183,438      123,725     39,811         151,698
Selling,
 administrative
 and other
 expense ........        74,517     67,806    58,758     52,216       33,041     18,313          50,979
Litigation
 settlement and
 other (2) ......         4,478      -          -          -            -          -              -
Stock and other
 compensation
 expense (3) ....           -        -        13,060       -            -          -              -
Operating income
 (2, 3, 4) ........      82,913     88,097    63,977     62,984       34,685      4,867          34,267
Interest expense.        22,480     25,436    35,348     45,045       35,352        765           2,986
Net income (loss)
 from continuing
 operations (5)..        30,914     28,960    (1,224)    (6,425)     (12,126)    (9,270)          8,401
Net income (loss)
 from continuing
 operations
 attributable to
 common shares
 (5, 6) .........        30,914     28,960    (7,596)   (12,154)     (13,972)    (9,275)         6,217
Net income (loss)
 attributable to
 common shares
 (5, 6, 7) ......        15,094     20,895   (31,118)   (12,471)     (16,204)    (8,706)        (7,865)

Depreciation and
 amortization
 (10) ...........        25,314     22,678    19,940     19,774       17,922      3,686         11,910
Capital
 additions ......        39,503     33,192    20,947     11,993        9,038      1,998         13,014

PER COMMON SHARE:
Net income (loss)
 from continuing
 operations
 (5, 6) .........        $1.27       $1.20    $(0.50)    $(1.37)      $(1.57)    $(0.92)         $0.68
Net income (loss)
 (5,6,7) ........         0.62        0.86     (2.05)     (1.40)       (1.82)     (0.86)          0.86
Dividends
 declared .......         -           -         -          -            -          0.10           0.39

BALANCE SHEET DATA  (1)
(AT END OF PERIOD):
Working capital
 (9) ............     $ 89,681    $ 82,874  $ 79,248    $47,624     $ 61,226    $79,569        $87,252
Total assets .....     613,414     532,184   525,977    501,859      493,189    293,729        281,864
Long-term debt,
 including current
 portion .........     189,277     142,508   178,639    298,746      313,916     57,161         56,076
Redeemable
 preferred stock .         -           -         -       31,560       25,831        -              -
Minority
 interests .......      35,354      32,369    28,357     24,609       20,249     19,068         18,068
Shareholders'
 equity ..........     214,710     203,001   191,634     35,582       45,981    136,876        149,165


              (See the notes to this table on the following page)

NOTES TO SELECTED FINANCIAL DATA

1. Excludes the discontinued operations of Southern Optical Company, The Lorvic Corporation, Franz Pohl GmbH, Scientific Associates, Inc., and Paco Pharmaceutical Services, Inc. ("Paco").
2. Includes $4,478,000 special charge in the year ended March 31, 1994, for the accrual of a proposed settlement of Paco Development Partners (PDP II) litigation, which has been outstanding since 1990, and the write-down of buildings and property related to the relocation of operations in Australia.
3. Includes a one-time $12,345,000 non-cash charge for stock and other compensation expense relating to the Company's common stock sale in October 1991 for the year ended March 31, 1992.
4. Includes provision for restructuring of operations of $5,376,000 for the period ended June 30, 1989.
5. Includes $8,437,000 and $9,020,000 in non-operating expenses for the periods ended June 30, 1989 and March 31, 1989, respectively, associated with a proxy contest, negotiated severance agreements and the sale of the Predecessor.
6. After allowing for preferred stock dividends and accretion between the fair value at the date of issuance and the stated value of preferred stock. During calendar year 1992, the Securities and Exchange Commission staff implemented a policy which would have required the difference between the redemption price and carrying value of R.P. Scherer Corporation's Exchangeable Preferred Stock, amounting to $29.8 million, to be reflected as an increase to net loss attributable to common shares. If such policy had been applied in connection with R.P. Scherer Corporation's November 1991 redemption of its Exchangeable Preferred Stock, net loss attributable to common shares for the year ended March 31, 1992 would have increased to $(60.9) million, or $(4.01) per common share, from the reported $(31.1) million, or $(2.05) per common share.
7. Includes extraordinary loss of $15,800,000 from debt extinguishments for the year ended March 31, 1994; extraordinary loss of $8,392,000 from early retirement of debt, a $647,000 loss from the sale of Paco, and $974,000 gain from cumulative effect of accounting change for year ended March 31, 1993; an estimated loss of $16,657,000 from disposal of Paco, an extraordinary loss of $2,067,000 on the early retirement of debt, and a $4,917,000 charge for an accounting change for postretirement benefits for the year ended March 31,1992; and an extraordinary credit of $932,000 for the year ended March 31, 1989.
8. In June 1989, R.P. Scherer Corporation acquired the common stock of Scherer International pursuant to a tender offer. For financial reporting purposes, the acquisition was deemed effective as of July 1, 1989. The acquisition and the related application of purchase accounting resulted in significant changes to the capital structure of the Company and the historical bases of various assets and liabilities. The effect of such changes significantly impairs comparability of the selected financial data before and after the acquisition. Accordingly, the data prior to July 1, 1989, are entitled "Predecessor."
9. Includes notes payable but does not include current portion of long-term debt.
10. Includes amortization of deferred financing costs and debt discount of $1,330,000, $1,823,000, $2,007,000, $3,273,000, and $6,375,000 for the
    years ended March 31, 1994, 1993, 1992, and 1991, and the nine months ended March 31, 1990, respectively.

ITEM 7   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
         OF OPERATIONS AND FINANCIAL CONDITION


GENERAL

The following discussion and analysis of financial results and condition covers the fiscal years ended March 31, 1994, 1993, and 1992. The discussion and analysis also addresses the effects of the application of proceeds that the Company's October 1991 sale of 11.5 million shares of its common stock had on the Company's results of operations and financial condition in the 1992 fiscal year (see Note 4 to the consolidated financial statements).

In August 1991, the Company adopted a plan to sell its wholly-owned subsidiary Paco, a provider of design, engineering and contract packaging and manufacturing services to U.S. pharmaceutical and consumer products companies. In August 1992, Paco was disposed of through a public offering of Paco's common stock. The assets, liabilities, and results of operations of Paco have been reported as a discontinued operation in the consolidated financial statements for all periods presented. The following discussion and analysis refers only to continuing operations.

A majority of the Company s sales, income and cash flows is derived from its international operations. With the exception of operations in highly inflationary economies, which are measured in U.S. dollars, the financial position and the results of operations of the Company's foreign operations are measured using the local currencies of the countries in which they operate, and are translated into U.S. dollars. Although the effects of foreign currency fluctuations are mitigated by the fact that expenses of foreign subsidiaries are generally incurred in the same currencies in which sales are generated, the reported results of operations of the Company's foreign subsidiaries will be higher or lower depending upon a weakening or strengthening of the U.S. dollar. In addition, a substantial portion of the Company s net assets are based in its foreign operations, and are translated into U.S. dollars at foreign currency exchange rates in effect as of the end of each period. Accordingly, the Company s consolidated shareholders equity will fluctuate depending upon the strengthening or weakening of the U.S. dollar.

RESULTS OF OPERATIONS

Fiscal Years Ended March 31, 1994 and 1993

Sales for fiscal 1994 reached a record high $449.3 million, representing a 13% increase from the $398.0 million achieved in fiscal 1993. Pharmagel operations, which were acquired July 1, 1993 (see Note 3 to the consolidated financial statements) contributed $15.5 million to the fiscal 1994 sales gain. A significantly stronger U.S. dollar in fiscal 1994 compared to fiscal 1993 had the effect of depressing the reported growth in sales by approximately $25 million. On a constant exchange rate basis, the sales increase would have been 19% in fiscal 1994 versus fiscal 1993.

The Company s United States operations achieved sales of $120.7 million in fiscal 1994, or a 39% gain from sales of $86.7 million in fiscal 1993. A substantial majority of the fiscal 1994 improvement resulted from a 60% increase in sales of nutritional softgels, primarily Vitamin E and other anti-oxidants, in large part due to publicized recognition in the medical community of the potential health benefits of these products. While the growth in sales of nutritional softgels slowed somewhat during the fiscal 1994 fourth quarter, management anticipates that nutritional softgels will be a continued source of additional sales in the foreseeable future. A 75% rise in sales of over-the-counter ("OTC") pharmaceutical softgels also contributed to the United States sales improvement. Demand for the Company s cough/cold products, such as A.H. Robins Robitussin and Burroughs-Wellcome s Sudafed line of softgels remained strong in fiscal 1994. Launches of additional cough/cold and other OTC branded softgels are scheduled for fiscal 1995.

Sales in Europe increased by 1.6%, from $229.9 million in fiscal 1993 to $233.7 million in fiscal 1994. Without the $15.5 million in additional sales provided by Pharmagel in fiscal 1994, European sales declined 5%. Such decline is primarily attributable to the stronger U.S. dollar in fiscal 1994. On a constant exchange rate basis, sales would have increased by 6% in fiscal 1994, excluding the impact of Pharmagel. Sales growth in fiscal 1994 was also adversely affected as a result of government healthcare reforms implemented in Germany during calendar year 1993. These reforms, among other changes, reduced or eliminated government reimbursement for a wide range of pharmaceutical products. The effects of these reforms impacted mainly the last quarter of fiscal 1993 and the first half of fiscal 1994 and, by the fourth quarter of fiscal 1994, deutschemark sales in Germany had increased by 20% as compared to last year's fourth quarter. Sales growth was strong elsewhere in Europe, most notably in the United Kingdom, which generated increased sales of specialty nutritional softgels.

The Company's Other International geographic segment posted a 17% sales gain, with sales of $94.9 million in fiscal 1994 compared to $81.4 million in fiscal 1993. Significant sales gains of nutritional and pharmaceutical softgels were achieved by the Company's subsidiaries in Australia and Japan. Both of these subsidiaries set new record sales levels in fiscal 1994.

The Company's 12-month sales order backlog was $136.3 million at March 31, 1994, an increase of 24% from the same time last year. The backlog increase reflects primarily an improvement in the pharmaceutical industry and economic climate in Germany, and continuing strong demand for the Company's nutritional softgel products in the United States. Through the acquisition of Pharmagel and manufacturing capacity expansions now underway, the Company will be in a position to more effectively service this demand in the coming months.

Gross margin increased by $6.0 million to $161.9 million in fiscal 1994, compared to $155.9 million in fiscal 1993. Gross margin as a percentage of sales, however, declined in fiscal 1994 to 36.0% from 39.2% in fiscal 1993. This decline reflects a significant shift in the Company's product mix towards nutritional softgels during fiscal 1994. Nutritional softgels generally have a higher material cost content relative to their sales value compared to other types of softgels. In addition, particularly in the United States, certain of the Company's nutritional softgel products are subject to greater competition, which restricts margin potential. The economic and pharmaceutical industry situation in Germany also had a further negative impact on gross margin rates in fiscal 1994.

The Company recorded a combined $4.5 million charge against operating income in fiscal 1994 to account for the proposed settlement of litigation relating to Paco Development Partners II and to write-down the Company's existing production facility in Australia to net realizable value prior to its replacement (see Note 2 and 14 to the consolidated financial statements). Excluding this special charge, operating income was $87.4 million for fiscal 1994, essentially unchanged from fiscal 1993's operating income of $88.1 million. On a constant currency basis, however, operating income increased 3% in fiscal 1994 as compared to fiscal 1993. Selling and administrative expenses rose $5.0 million to $61.4 million, or an increase of 9% compared to fiscal 1993. Almost one-half of this increase is due to the addition of Pharmagel during 1994. Before the inclusion of Pharmagel, selling and administrative expenses declined to 13.1% of sales in fiscal 1994 from 14.2 % of sales in fiscal 1993, reflecting the Company's emphasis on containing overhead costs.

The Company continued to increase its investment in research and development, with spending of $13.1 million in fiscal 1994, representing a 15% increase from the $11.4 million expensed in the prior fiscal year. These increased expenditures reflect increased pharmaceutical softgel development work, as well as research and development activities related to the Company's Advanced Therapeutic Products group and Pulsincap(R) drug delivery device.

Income from continuing operations reached a record $30.9 million, or $1.27 per share, in fiscal 1994, despite the $4.5 million special charge described above. Before the effects of the special charge, income from continuing operations for fiscal 1994 was $1.40 per share, representing a 17% improvement from the $1.20 per share reported in fiscal 1993. The earnings improvement stems in part from a $1.2 million reduction in net interest expense resulting from the debt refinancing described below, offset by interest expense on bank debt used to fund the Pharmagel acquisition. A significant reduction in the Company s effective income tax rate accounted for a majority of the income improvement for fiscal 1994. The income tax provision was $18.7 million (30.1% of pretax income) in fiscal 1994, compared to $24.1 million (36.3% of pretax income) in fiscal 1993. The lower effective income tax rate in fiscal 1994 resulted from a shift in pretax income towards lower tax rate countries (primarily the U.S.) and reduced statutory corporate income tax rates in Germany and Australia. Minority interests in income declined to $12.7 million in fiscal 1994, a reduction of $0.6 million from the $13.3 million in fiscal 1993. Such decline resulted primarily from reduced income of the Company s 51% owned German subsidiary.

In January 1994, the Company successfully refinanced, through defeasance, the outstanding 14% Senior Subordinated Debentures of R.P. Scherer International Corporation. The Company recorded an extraordinary loss of $15.5 million ($0.64 per share) related to the defeasance transaction, as well as a $0.3 million extraordinary loss ($0.01 per share) related to the replacement of its former bank credit facility. See "Liquidity and Financial Condition" below for further discussion.

Fiscal Years Ended March 31, 1993 and 1992

Sales for fiscal 1993 were $398.0 million, exceeding by 18% the sales of $337.8 million recognized in fiscal 1992. Strong sales growth was experienced in all of the Company's major operations, favorably impacted by a strengthening of certain foreign currency exchange rates relative to the U.S. dollar. Sales growth as measured on a constant currency basis would have been 16% for fiscal 1993 compared to fiscal 1992.

Sales of the Company's United States operations in fiscal 1993 increased to $86.7 million, or 30%, as compared to sales of $66.8 million recorded in fiscal 1992. The United States results reflect significant increases in sales of pharmaceutical softgels, particularly generic nifedipine and OTC cough/cold medications. Additionally, the favorable studies and media reports confirming the health benefits of anti- oxidant vitamins, and a stronger marketing focus by the Company, resulted in substantial increases in sales of certain nutritional softgels, especially Vitamin E. Sales in Europe rose by 16% to $229.9 million in fiscal 1993, as compared to $198.4 million in fiscal 1992. All European subsidiaries reported sales gains in fiscal 1993, with volume growth in both pharmaceutical and nutritional softgel product sales. Sales growth of the Company's largest subsidiary, located in Germany, slowed during the latter half of fiscal 1993 as a result of difficult economic conditions and recently introduced health care reforms which, among other things, restrict government reimbursements for certain pharmaceutical products. Other International operations recognized sales of $81.4 million in fiscal 1993, representing a 12% increase over fiscal 1992 sales of $72.5 million. A majority of such sales increase was achieved by the Company's subsidiaries in Japan, with continued growth in sales of pharmaceutical softgels, and Canada, primarily as a result of the increased demand for anti-oxidant softgels.

The Company's 12-month sales order backlog was $110.2 million as of March 31, 1993, comparable to the previous year, as measured both in U.S. dollars and in local currencies.

The Company's gross margin increased by $20.1 million to $155.9 million in fiscal 1993, compared to $135.8 million in fiscal 1992. Gross margin expressed as a percentage of sales declined to 39.2% in fiscal 1993 from 40.2% in fiscal 1992. Such decrease in the margin rate reflects an increase in the current year's sales mix toward nutritional softgels, which generally have a higher material cost content relative to their sales value, and increases in costs of raw materials (primarily vitamins) not yet fully offset by price increases for the Company's products. The economic and regulatory situation in Germany also had an unfavorable effect on the fiscal 1993 gross margin rate.

Operating income reached $88.1 million for fiscal 1993, representing a 16% increase from $76.3 million recorded for fiscal 1992, before a $12.3 million non-recurring charge for stock compensation (see Note 4 to the financial statements). On a constant foreign currency exchange rate basis, the increase would have amounted to 14%. The operating income improvement stems primarily from the increases in sales described above, offset in part by a $6.1 million, or 12%, increase in selling and administrative expenses and a $2.9 million, or 35%, increase in net research and development expenses. Selling and administrative expenses for fiscal 1993, which declined as a percentage of sales, reflect additional investments in marketing staffs and activities, increased incentive compensation related to the income improvements, general inflationary factors and the higher foreign currency exchange rates. A majority of the increase in research and development expenses is attributable to pharmaceutical softgel product development activities in the U.S. and the United Kingdom, and continued development of the Company's Pulsincap(R) drug delivery device.

Income from continuing operations was $29.0 million, or $1.20 per share, for fiscal 1993, an increase of $30.2 million from a loss of $1.2 million, or $0.50 per share, in fiscal 1992. In addition to the higher operating income in fiscal 1993, a $9.9 million reduction in interest expense contributed to such improvement. The lower interest expense resulted primarily from a full year's interest savings in fiscal 1993 due to the approximate $124.0 million reduction in bank debt through the application of proceeds from the October 1991 common stock sale, and, to a lesser extent, the Company's repurchase of approximately $42.5 million face value of its 14% Senior Subordinated Debentures during the third quarter of fiscal 1993 (see Notes 4 and 9 to the financial statements). In addition, the prior year results included the $12.3 million charge for stock compensation expense. On a pro-forma basis, assuming the October 1991 common stock sale and related transactions had occurred as of April 1, 1991, income from continuing operations would have been $22.0 million, or $0.92 per share, for fiscal 1992 (see Note 4 to the financial statements).

The Company's income tax provisions were $24.1 million (36.3% of pre-tax income) in fiscal 1993 and $22.3 million (69.5% of pre-tax income) in fiscal 1992. The reduction in the consolidated tax rate to a more normal level in fiscal 1993 reflects improved U.S. operating results and income, including the reduction in interest expense and the $12.3 million stock compensation expense recorded in the prior year. A significant portion of expenses in the prior year could not be tax benefited as the realization of such benefit could not be assured. A significantly lower tax provision rate is associated with such incremental income due to the Company's U.S. tax position and the utilization of available foreign tax credits. Minority interests in net income of subsidiaries increased by 21% to $13.3 million in fiscal 1993 from $11.0 million in fiscal 1992 due primarily to increased earnings of the Company's partially-owned subsidiaries in Germany, France and Japan.

The Company earned net income of $20.9 million, or $0.86 per share, in fiscal 1993 after reflecting an $8.4 million net extraordinary loss from the repurchase of the senior subordinated debentures described above, a $0.6 million loss from the disposal of the company's discontinued operation (Paco) and $1.0 million of income from the cumulative effect of a change in accounting for income taxes in accordance with SFAS 109 (see Note 6 to the consolidated financial statements). The Company reported a net loss attributable to common shares of $31.1 million, or $2.05 per share, in fiscal 1992, which included a $16.5 million estimated loss on disposal of Paco, a $4.9 million charge related to a change in accounting for postretirement medical and other benefits in accordance with SFAS 106 (see Note 11 to the financial statements) and a $2.1 million extraordinary loss from the early retirement of bank debt described above.

CASH FLOWS

Cash and cash equivalents decreased by $13.8 million for fiscal 1994, as compared with a decrease of $14.4 million for the same period in 1993 and an increase of $15.3 million in 1992. Operating activities provided net cash of $47.7 million, $46.0 million, and $36.5 million during fiscal years 1994, 1993, and 1992, respectively. In 1994, cash generated from continuing growth in the Company s after-tax earnings was offset by a $22.5 million increase in net working capital. This working capital increase reflected increases in inventories and receivables associated with the 13% sales growth, as well as by the previously discussed shift in sales mix to nutritional products customers who are generally provided longer payment terms. The working capital increase further reflects the approximate $6 million decrease in accrued interest payable resulting from the Company s refinancing activities as discussed in the "Liquidity and Financial Condition" section below. In 1993, increased cash from the Company's after-tax earnings was offset by an $20.6 million increase in net working capital. Such working capital increase included an aggregate 17% increase in inventories and receivables associated with the sales gains previously discussed. For fiscal 1992, the cash from operating earnings was partially offset by a $8.7 million increase in working capital, primarily related to increases in accounts receivable, as well as net value added taxes receivable at the Company's German subsidiary.

Net cash used by investing activities was $74.7 million, $3.7 million and $20.3 million for the 1994, 1993 and 1992 fiscal years, respectively. Fiscal 1994 reflects the $33.8 million use of cash for the acquisitions of the capital stock of Pharmagel and certain softgel assets of Gayoso Wellcome (as discussed in Note 3 to the consolidated financial statements), as well as cash used for capital expenditures of $39.5 million. Such capital expenditures consisted primarily of expenditures in the United Kingdom related to the new Zydis(R) production facility and in Australia for the construction of a replacement manufacturing facility, as well as general facility and equipment additions and improvements. Capital expenditures of $33.2 million and $20.9 million were incurred in fiscal years 1993 and 1992, respectively, consisting primarily of facility and equipment upgrades in the Company's German subsidiary, expansion in the United Kingdom related primarily to Zydis(R) production and Pulsincap(R) development facilities, and softgel manufacturing equipment and other facility upgrades and improvements worldwide. Fiscal 1993 also reflects the disposal of Paco, which provided $28.0 million of cash.

Financing activities for fiscal 1994 reflect the Defeasance (as defined hereafter) of the 14% Senior Subordinated Debentures of R.P. Scherer International Corporation, which used cash of $141.5 million. Such Defeasance was funded primarily through the issuance of 6 3/4% Senior Notes, which provided cash of $99.3 million, as well as through borrowings under the Company s bank credit facility (see discussion in the "Liquidity and Financial Condition" section below). Other significant financing sources include $99.7 million of proceeds from the Company s bank credit facility (primarily to fund the Defeasance and the acquisition of Pharmagel), $7.0 million for the refinancing of an existing capitalized lease obligation, and $2.4 million of proceeds from industrial revenue bonds to finance a facility upgrade and expansion. Other significant financing uses include $35.9 million repayments on the bank credit facility and the retirement of the aforementioned capital lease obligation. Financing activities for fiscal 1993 reflect primarily the third quarter repurchase of $42.5 million principal amount of 14% Senior Subordinated Debentures for approximately $49.3 million, funded primarily by cash on hand and borrowings under the Company's bank credit facility. Other financing sources include $2.2 million of proceeds from industrial revenue bonds and $4.8 million of other borrowings. Other significant financing uses include $29.6 million of repayments on the bank credit facility. In the 1992 fiscal year, financing activities include the $195.5 million of proceeds from the Company's October 1991 sale of common stock, net of cash used for related purchases of exchangeable preferred stock and repayments of long-term bank debt (see Note 4 to the consolidated financial statements).

LIQUIDITY AND FINANCIAL CONDITION

In January 1994, Scherer International completed the refinancing of a significant portion of its outstanding debt through the issuance of $100.0 million face value 6 3/4% Senior Notes and the Defeasance of $125.1 million face value of its 14% Senior Subordinated Debentures (see Note 9 to the consolidated financial statements). The 6 3/4% Senior Notes are due February 1, 2004 and are noncallable and unsecured, ranking pari passu with all other unsecured and senior indebtedness of Scherer International. Interest on the Senior Notes is payable February 1 and August 1, commencing August 1, 1994. The proceeds of the offering to the Company (prior to deducting underwriting fees and certain other expenses related to the offering) were $99.3 million.

Using the net proceeds from the offering and additional proceeds from borrowings under the Company s bank credit facility, the Company defeased its Subordinated Debentures. The Company deposited into an irrevocable trust account for the benefit of the holders of the Subordinated Debentures an amount of United States government obligations sufficient to pay, with respect to the Subordinated Debentures, all interest thereon through the first call date, the call premium thereon and the outstanding principal thereof when due upon redemption. The Company remains obligated to pay interest and principal on the Subordinated Debentures when due but, subject to certain exceptions, is no longer subject to the terms, agreements and covenants contained in the indenture under which the Subordinated Debentures were issued ("Defeasance").

As a result of the Defeasance, the Company recognized an extraordinary loss for accounting purposes of $15.5 million ($0.64 per share) in the quarter ended December 31, 1993, reflecting the estimated after-tax difference between the recorded value of the Subordinated Debentures and their face value, the call premium, the prepayment of net interest through the Call Date, and the write-off of unamortized deferred financing costs related to the Subordinated Debentures. These actions will result in interest savings of approximately $9 million annually related to these debt securities.

During the next several years, a significant portion of the Company's cash flow will be used to reduce and service indebtedness and fund capital expenditures. The Company believes that its future cash flows from operations, together with cash and short-term investments aggregating $22.6 million at March 31, 1994, and amounts available under bank credit facilities will be adequate to meet anticipated debt service, capital investment and operating cash requirements.

The Company actively reviews drug delivery systems businesses and technologies for potential acquisition, consistent with its strategic objectives. An example is the Company s acquisition of an ophthalmic drug delivery technology from Zeneca Limited, and agreement to fund feasibility studies for a dry-powder inhaler device and a controlled-release tablet product with another UK-based drug research concern. Management presently anticipates that any acquisition requiring significant funding would be financed largely through the issuance of common stock, depending upon market conditions, so as not to increase the Company's debt to equity relationship.

At March 31, 1994, the Company's outstanding long-term indebtedness consisted of approximately $99.3 million of 6 3/4% Senior Notes (net of a $0.7 million discount), $65.8 million of borrowings under the Company s bank credit facility, $10.9 million of industrial development revenue bonds, and approximately $13.3 million of other indebtedness. The Senior Notes bear interest at 6 3/4% of face value, payable semi-annually, and mature in full in February 2004. Annual interest expense on the Senior Notes outstanding is approximately $6.8 million (excluding amortization of the original issue discount and deferred financing fees). The Senior Notes have been listed on the New York Stock Exchange.

In March 1994, the Company entered into a new bank credit facility as a replacement for the Company's previous bank credit agreement. The new credit facility allows for revolving credit borrowings up to an aggregate of $175.0 million in various currencies, and expires April 1, 1999. Interest is payable quarterly at LIBOR plus .675% currently, with further reductions possible based on certain financial performance criteria, or at the bank's prime rate. Unused borrowing availability is subject to annual commitment fees of 1/4%. Borrowings under this agreement are unsecured, and rank pari passu with all other unsecured and senior indebtedness of Scherer International.

Pursuant to other revolving credit arrangements, the Company and certain of its subsidiaries may borrow up to $15.5 million, subject to limitations imposed by the bank credit facility discussed above. As of March 31, 1994, the Company had outstanding approximately $2.6 million under these revolving credit arrangements.

Capital expenditures in fiscal 1995 are expected to approximate $50 million and will include facilities expansions or replacement in Australia, Europe, and North America, continuing expenditures for the expansion of manufacturing capacity for Zydis(R) fast dissolving dosage products, and general facility and equipment upgrade and replacement costs worldwide. As of March 31, 1994, the Company has approximately $5.9 million of commitments for future capital expenditures. The Company expects to fund such capital expenditures primarily from operating cash flows and, to the extent necessary, from its bank credit facility.

The bank credit facility requires the Company to satisfy various annual and quarterly financial tests, including maintenance on a consolidated basis of a specified minimum or maximum current level of tangible net worth and cash flow coverage, leverage, and fixed charge ratios. The agreement also restricts the Company's ability to incur additional indebtedness or liens, make investments and loans, dispose of assets, or consummate a business combination, and limits the ability of the Company to pay dividends. The indenture under which the Senior Notes were issued also restricts the Company s ability to incur additional liens, enter into sale-leaseback transactions, engage in certain transactions with affiliates, and engage in certain business combinations. As of March 31, 1994, the Company does not currently have plans to declare or pay any cash dividends.

Inflation and Accounting Policies

In the view of management, the effects of inflation and changing prices on the Company's net results of operations and financial condition were not significant.

In November 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 112, Employer's Accounting for Postemployment Benefits, which must be adopted for the Company's 1995 fiscal year. This statement requires the use of the accrual method to recognize liabilities for postemployment benefits. The Company has determined that the adoption of this statement will not significantly affect the Company's future financial results or position.

ITEM 8            FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                    R.P. SCHERER CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF OPERATIONS


                                                                          (In thousands, except per share data)
                                                                              For the years ended March 31,
                                                                   --------------------------------------------------
                                                                       1994                1993               1992
                                                                   ------------         -----------       -----------
            Net sales                                                 $449,297           $398,011            $337,786
            Cost of sales                                              287,389            242,108             201,991
            Selling and administrative expenses                         61,427             56,413              50,305
            Litigation settlement and other (Notes 2, 14)                4,478                -                   -
            Stock and other compensation expense (Note 4)                  -                  -                13,060
            Research and development expenses, net                      13,090             11,393               8,453
                                                                   ------------         -----------       -----------
            Operating income                                            82,913             88,097              63,977

            Interest expense                                            22,480             25,436              35,348
            Interest earned and other                                   (1,911)            (3,630)             (3,390)
                                                                   ------------         -----------       -----------

            Income from continuing operations before income
              taxes, minority interests, and extraordinary loss         62,344             66,291              32,019

            Income taxes                                                18,737             24,056              22,269
            Minority interests                                          12,693             13,275              10,974
                                                                   ------------         -----------       -----------

            Income (loss) from continuing operations before
              extraordinary loss and accounting change                  30,914             28,960              (1,224)

            Loss from discontinued operation, net of
              income taxes (Note 5)                                        -                 (647)            (16,538)
                                                                   ------------         -----------       -----------

            Income (loss) before extraordinary loss
              and accounting change                                     30,914             28,313             (17,762)

            Extraordinary loss from debt extinguishments (Note 9)      (15,820)            (8,392)             (2,067)
            Cumulative effect of accounting change (Notes 6, 11)        -                     974              (4,917)
                                                                   ------------         -----------       -----------
            Net income (loss)                                           15,094             20,895             (24,746)
            Preferred stock dividends                                      -                  -                 6,372
                                                                   ------------         -----------       -----------
            Net income (loss) attributable to common
              shares (Note 4)                                          $15,094            $20,895            $(31,118)
                                                                   ============         ===========       ===========
            Per Common Share Data:
                 Income (loss) from continuing operations                $1.27              $1.20              $(0.50)
                 Loss from discontinued operations                        -                 (0.03)              (1.09)
                 Extraordinary loss                                      (0.65)             (0.35)              (0.14)
                 Accounting change                                        -                  0.04               (0.32)
                                                                   ------------         -----------       -----------


                    Net income (loss) per common share (Note 4)          $0.62              $0.86              $(2.05)
                                                                   ============         ===========       ===========


         The accompanying notes are an integral part of this statement.

                    R.P. SCHERER CORPORATION AND SUBSIDIARY
                  CONSOLIDATED STATEMENT OF FINANCIAL POSITION

                                                                                      (In thousands)
                                                                                      As of March 31,
                                                                                ---------------------------
                                                                                  1994              1993
                                                                                ---------         ---------
                                           ASSETS
                                           ------
            CURRENT ASSETS:
              Cash and cash equivalents                                         $  16,576         $  30,389
              Short-term investments                                                6,041             3,476
              Receivables, less reserves of:  1994 - $2,900,000;
                 1993 - $2,300,000                                                 98,775            80,537
              Inventories                                                          56,492            48,310
              Other current assets                                                  5,260             4,573
                                                                                ---------         ---------
                                                                                  183,144           167,285
                                                                                ---------         ---------
            PROPERTY:
              Property, plant and equipment, at cost                              284,992           243,538
              Accumulated depreciation                                            (63,277)          (48,987)
                                                                                ---------         ---------
                                                                                  221,715           194,551
                                                                                ---------         ---------
            OTHER ASSETS:
              Intangibles, net of amortization                                    188,396           155,595
              Deferred financing fees, net of amortization                          1,658             4,407
              Other assets                                                         18,501            10,346
                                                                                ---------         ---------
                                                                                  208,555           170,348
                                                                                ---------         ---------
                                                                                 $613,414          $532,184
                                                                                =========         =========


                          LIABILITIES AND SHAREHOLDERS' EQUITY
                          ------------------------------------

            CURRENT LIABILITIES:
              Notes payable and current portion of long-term debt               $   3,936         $   2,465
              Accounts payable                                                     52,086            41,557
              Accrued liabilities                                                  36,802            34,410
              Accrued income taxes                                                  1,967             7,336
                                                                                ---------         ---------
                                                                                   94,791            85,768
                                                                                ---------         ---------
            LONG-TERM LIABILITIES AND OTHER:
              Long-term debt                                                      187,949           141,151
              Other long-term liabilities                                          49,865            38,812
              Deferred income taxes                                                30,745            31,083
              Minority interests in subsidiaries                                   35,354            32,369
                                                                                ---------         ---------
                                                                                  303,913           243,415
                                                                                ---------         ---------

            COMMITMENTS AND CONTINGENCIES (Note 14)

            SHAREHOLDERS' EQUITY (Note 4):
              Preferred stock, 500,000 shares authorized, none
                issued (Note 2)                                                       -                 -
              Common stock, $.01 par value, 50,000,000 shares authorized,
                 shares issued: 1994 - 23,287,043; 1993 - 23,261,436                  233               233
              Additional paid-in capital                                          234,157           233,511
              Retained deficit                                                     (9,857)          (24,951)
              Currency translation adjustment                                      (9,823)           (5,792)
                                                                                ---------         ---------
                                                                                  214,710           203,001
                                                                                ---------         ---------
                                                                                 $613,414          $532,184
                                                                                =========         =========



         The accompanying notes are an integral part of this statement.

                    R.P. SCHERER CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                                  (In thousands)
                                                                                          For the years ended March 31,
                                                                                    ------------------------------------------
                                                                                     1994               1993            1992
                                                                                    -------            -------        --------
            OPERATING ACTIVITIES:
              Net income (loss)                                                     $15,094            $20,895        $(24,746)
              Adjustments to reconcile net income (loss) to net cash provided by operating activities:
                  Depreciation                                                       17,121             16,530          13,629
                  Amortization of intangible assets                                   5,519              4,325           4,304
                  Amortization of deferred financing costs and debt discount          1,330              1,823           2,007
                  Minority interests in net income                                   12,693             13,275          10,974
                  Deferred tax provision and other                                    2,631              1,682           2,359
                  Extraordinary loss from debt extinguishments (Note 9)              15,820              8,392           2,067
                  Loss from discontinued operation (Note 5)                            -                   647          16,657
                  Stock option and other compensation expense (Note 4)                 -                   -            13,060
                  Cumulative effect of accounting change                               -                  (974)          4,917
                  Increase in receivables                                           (12,458)           (16,160)        (14,187)
                  Increase in inventories and other current assets                   (8,056)            (6,161)         (5,881)
                  Increase (decrease) in accounts payable and accrued expenses       (1,972)             1,699          11,374
                                                                                    -------            -------        --------

            Net cash provided by operating activities                                47,722             45,973          36,534
                                                                                    -------            -------        --------
            INVESTING ACTIVITIES:
              Purchases of plant and equipment                                      (39,503)           (33,192)        (20,947)
              Acquisition of businesses, net of cash acquired (Note 3)              (33,761)               -               -
              Proceeds from sales of plant and equipment                              1,859                187             564
              Proceeds from disposition of subsidiary                                   -               28,047             -
              Other                                                                  (3,279)             1,221              85
                                                                                    -------            -------        --------
            Net cash used by investing activities                                   (74,684)            (3,737)        (20,298)
                                                                                    -------            -------        --------
            FINANCING ACTIVITIES:
              Proceeds from issuance of common stock                                    -                  -           195,471
              Purchases of exchangeable preferred stock                                 -                  -           (58,686)
              Proceeds from issuance of 6 3/4% Senior Notes (Note 9)                 99,268                -               -
              Defeasance of 14% Senior Subordinated Debentures (Note 9)            (141,546)               -               -
              Proceeds from other long-term borrowings                              109,788             34,609           9,082
              Other long-term debt retirements and payments                         (47,608)           (80,177)       (127,167)
              Short-term borrowings, net                                                642               (726)        (11,897)
              Cash dividends paid to minority shareholders of subsidiaries           (7,022)            (9,979)         (8,022)
                                                                                    -------            -------        --------
            Net cash provided (used) by financing activities                         13,522            (56,273)         (1,219)
                                                                                    -------            -------        --------
            Effect of currency translation on cash and cash equivalents                (373)              (335)            317
                                                                                    -------            -------        --------
            Net increase (decrease) in cash and cash equivalents                    (13,813)           (14,372)         15,334
                                                                                    -------            -------        --------
            Cash and cash equivalents, beginning of period                           30,389             44,761          29,427
                                                                                    -------            -------        --------
            Cash and cash equivalents, end of period                                $16,576            $30,389         $44,761
                                                                                    =======            =======        ========

         The accompanying notes are an integral part of this statement.

                    R.P. SCHERER CORPORATION AND SUBSIDIARY
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY



                                                                                                 (In thousands)
                                                                                         For the years ended March 31,
                                                                                -------------------------------------------------
                                                                                  1994                1993               1992
                                                                                ---------          -----------         ----------
            COMMON STOCK (Note 4):
              Balance at beginning of period                                         $233               $232                 $20
              Stock split                                                             -                  -                    69
              Issuance of common stock, including stock options exercised             -                    1                 115
              Conversions of preferred stock                                          -                  -                    28
                                                                                ----------          ----------          ----------
                 Balance at end of period                                            $233               $233                $232
                                                                                ==========          ==========          ==========
            SERIES B PREFERRED STOCK (Note 4):
              Balance at beginning of period                                          -                  -               $40,858
              Conversions to common stock                                             -                  -               (40,858)

                                                                                ----------          ----------          ----------

                 Balance at end of period                                             -                  -                   -
                                                                                ==========          ==========          ==========

            ADDITIONAL PAID-IN CAPITAL (Note 4):
              Balance at beginning of period                                     $233,511           $232,935           $  12,834
              Stock options exercised, net of related tax effects                     140                576              -
              Issuance of common stock, net of expenses                               -                  -               194,123
              Stock split                                                             -                  -                   (69)
              Conversions of preferred stock                                          -                  -                49,830
              Compensation related to stock options                                   506                -                12,343
              17% Senior cumulative exchangeable preferred stock:
                 Stock redeemed                                                       -                  -               (29,754)
                 Stock dividends                                                      -                  -                (5,336)
                 Accretion                                                            -                  -                (1,036)
                                                                                ----------          ----------          ----------

                 Balance at end of period                                        $234,157           $233,511            $232,935
                                                                                ==========          ==========          ==========


            RETAINED DEFICIT:
              Balance at beginning of period                                     $(24,951)          $(45,846)           $(21,100)
              Net income (loss)                                                    15,094             20,895             (24,746)
                                                                                ----------          ----------          ----------


                 Balance at end of period                                         $(9,857)          $(24,951)           $(45,846)
                                                                                ==========          ==========          ==========

            CURRENCY TRANSLATION ADJUSTMENT:
              Balance at beginning of period                                      $(5,792)            $4,313              $2,970
              Adjustment for the period                                            (4,031)           (10,105)              1,343
                                                                                ----------          ----------          ----------


                 Balance at end of period                                         $(9,823)           $(5,792)             $4,313
                                                                                ==========          ==========          ==========

            TOTAL SHAREHOLDERS' EQUITY                                           $214,710           $203,001            $191,634
                                                                                ==========          ==========          ==========



         The accompanying notes are an integral part of this statement.

                    R.P. SCHERER CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       BASIS OF PRESENTATION

The consolidated statement of financial position as of March 31, 1994 and 1993, and the consolidated statements of operations, shareholders' equity and cash flows for the years ended March 31, 1994, 1993, and 1992 include the accounts of R.P. Scherer Corporation (the "Company" and formerly RPS Corporation), a Delaware corporation, and its wholly-owned subsidiary, R.P. Scherer International Corporation ("Scherer International" and formerly R.P. Scherer Corporation). The Company's only operating asset is the common stock of Scherer International.

2.       ACCOUNTING POLICIES

The following is a summary of significant accounting policies followed by the Company in preparing the consolidated financial statements.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and all of its direct and indirect domestic and foreign subsidiaries, some of which are less than wholly-owned. All intercompany accounts and transactions have been eliminated.

Revenue Recognition and Concentration of Credit Risk

Revenues from sales of the Company s products to its customers are recognized primarily upon shipment of such products. The majority of the Company's customers are concentrated in the pharmaceutical, health and nutritional, and cosmetic markets.

Translation of Foreign Currencies

With the exception of operations in highly inflationary economies, which are measured in U.S. dollars, the financial position and the results of operations of the Company's foreign operations are measured using the local currencies of the countries in which they operate and are translated into U.S. dollars in conformity with Statement of Financial Accounting Standards No. 52, Foreign Currency Translation. Accordingly, the reported sales and net income of the Company's foreign subsidiaries are affected by changes in foreign currency exchange rates, and as compared to prior periods are reported at higher or lower amounts depending upon a weakening or strengthening of the U.S. dollar. Aggregate sales of operations in highly inflationary economies represented less than 5% of consolidated sales for each period presented in the consolidated statement of operations.

Borrowings under any long-term foreign currency loans are used to hedge against declines in the value of net investments in certain foreign subsidiaries. The Company also periodically enters into foreign exchange contracts to hedge certain exposures related to foreign currency transactions, and does not engage in speculation. Gains and losses on the forward contracts are recognized concurrently with the gains or losses from the underlying transactions. At March 31, 1994, the Company was party to foreign currency forward exchange sales contracts of approximately $10.9 million (notional amount) denominated in European currencies. The contracts generally mature in less than one year and are intended to hedge various foreign currency commitments due from foreign subsidiaries. The Company is exposed to credit loss in the event of nonperformance by the counterparties of these agreements, but does not anticipate any such nonperformance.

Foreign currency exchange and translation adjustments (reflecting primarily the translation of net assets at historical exchange rates for operations in highly inflationary economies) included in net income resulted in net decreases in income of $7.1 million, $3.5 million, and $1.4 million for the years ended March 31, 1994, 1993 and 1992, respectively.

Litigation Settlement and Other

In the fourth quarter of fiscal year 1994, the Company recognized a pretax charge in the amount of $4.5 million as a result of the accrual of a potential settlement for pending Paco Development Partners II ("PDP II") litigation (see
Note 14 for discussion) and a decision made by the Company to relocate its Australian production operations. The Company has purchased a new facility in Australia, and recognized a charge to operations of approximately $1.3 million representing the anticipated costs of disposal related to the existing facility and land.

Cash and Cash Equivalents and Short-Term Investments

The carrying value of cash and cash equivalents and short-term investments approximates fair value due to the short maturities of these instruments. For purposes of reporting cash flows, all highly liquid investments which are readily convertible to known amounts of cash and have an original maturity of three months or less when purchased are considered cash equivalents.

Inventories

Inventories are stated at the lower of cost or market with cost determined on a first-in, first-out basis for substantially all inventories. Market is the lower of replacement cost or estimated net realizable value. Finished goods and work-in-process inventories include material, labor and manufacturing overhead costs. The components of inventories are as follows:

                    (In thousands)                         1994                1993
                                                          -------             -------
                    Raw materials and supplies            $26,760             $23,881
                    Work in process                        10,289               7,365
                    Finished goods                         19,443              17,064
                                                          -------             -------
                                                          $56,492             $48,310
                                                          =======             =======

Property, Plant & Equipment

Property, plant and equipment is recorded at cost and is depreciated over related estimated useful lives primarily using the straight-line method for financial reporting and accelerated methods for tax reporting. Maintenance and repair costs are expensed as incurred. Upon sale or retirement, property cost and related depreciation is eliminated, and resulting gains or losses are reflected in income. Interest cost capitalized as part of the construction cost of capital assets amounted to $0.9 million in fiscal 1994, and was not significant in fiscal 1993 and 1992. A summary of property follows:

                    (In thousands)                        1994                1993
                                                        ---------            --------
                    Land and improvements                 $16,844             $16,932
                    Building and equipment                 68,767              61,302
                    Machinery and equipment               174,203             151,828
                    Construction in progress               25,178              13,476
                                                        ---------            --------
                                                         $284,992            $243,538
                                                        =========            ========


Intangibles and Deferred Financing Fees

Intangibles include principally goodwill (consisting of purchase price and related acquisition costs in excess of the fair value of identifiable net assets of businesses acquired, primarily related to the acquisition of the Company in June 1989 and the acquisition of Pharmagel on July 1, 1993) as well as other intangible assets. Intangibles are being amortized on a straight-line basis over their estimated useful lives, ranging from 5 to 40 years. The accumulated amortization of intangibles is $21.5 million and $15.9 million as of March 31, 1994 and 1993, respectively. Deferred financing fees are amortized over the life of the related obligations using the effective interest method. The accumulated amortization of deferred financing fees is $0.1 million and $9.7 million as of March 31, 1994 and 1993, respectively.

Research and Development Costs

Costs incurred in connection with the development of new products and manufacturing methods are charged to income as incurred. Customer reimbursements in the amount of $2.9 million, $1.1 million and $3.1 million were received for the fiscal years ended March 31, 1994, 1993, and 1992, respectively. The amounts reflected in the consolidated statement of operations are net of such reimbursements.

Income Taxes

Deferred U.S. and foreign income taxes are provided on earnings of subsidiary companies which are intended to be remitted to the parent company in the future, based on enacted tax laws and rates. Unremitted earnings on which deferred taxes have not been provided would, if remitted, be taxed at substantially reduced effective rates due to the utilization of available foreign tax credits.

Earnings Per Share

The computation of earnings per share is based on net income or loss less preferred stock dividends and accretion between the fair value at the date of issuance and the stated value of preferred stock (Note 4) divided by the weighted average number of shares of common stock and dilutive common stock equivalents (consisting solely of stock options) outstanding of 24,387,791, 24,223,059 and 15,202,793 for the years ended March 31, 1994, 1993, and 1992.
For fiscal year 1992, such amounts are restated to give effect to a 4.35:1 stock split in October 1991 (Note 4). In addition, common stock equivalents were anti-dilutive for the 1992 fiscal year, and were therefore excluded from the computation.

Preferred Stock

The Company is authorized to issue 500,000 shares of preferred stock in one or more series, and to fix as to any series the dividend rate, redemption prices, preferences in liquidation or dissolution, sinking fund terms, if any, conversion rights, voting rights and any other preference or special rights and qualifications. The issuance of preferred stock in certain circumstances may have the effect of delaying, deferring or preventing a change in control of the Company, may discourage bids for the Company's common stock at a premium over the market price of the common stock, and may adversely affect the market price of and other rights of the holders of common stock. The Company has no present plans to issue any shares of preferred stock.

Reclassifications

Certain items in the prior years' financial statements and notes thereto have been reclassified to conform with the current year presentation.

3.       ACQUISITIONS

On July 1, 1993, the Company acquired all outstanding capital stock of Pharmagel S.p.A. (Italy) and Pharmagel S.A. (France) (jointly "Pharmagel"), a manufacturer of softgels which had been privately held. The Company accounted for the acquisition as a purchase for financial reporting purposes, and has included the net assets and results of operations of Pharmagel in the Company's consolidated financial statements beginning July 1, 1993. The aggregate purchase price, which approximated $30 million, was allocated to assets and liabilities based on estimates of their fair values as of the date of acquisition, as well as to a $3.0 million non-compete agreement with the former owners of Pharmagel. The purchase was funded primarily by borrowings under the Company's bank credit facility, plus an additional amount payable to the sellers during the next six years not to exceed $4.5 million plus interest. Approximately $28.2 million of estimated tangible assets were acquired, and approximately $24.4 million of estimated liabilities were assumed. The purchase price exceeded the preliminary estimated fair value of the net assets acquired by approximately $26.2 million, which is classified as goodwill in the accompanying statement of financial position and is being amortized on a straight-line basis over forty years. A final allocation of the purchase price will be determined during fiscal 1995 when appraisals and other studies are completed.

The following unaudited pro forma summary presents the consolidated results of operations of the Company and Pharmagel as if the acquisition had occurred at the beginning of the periods presented after giving effect to certain adjustments, including amortization of goodwill, increased interest expense on acquisition borrowings, and related income tax effects. The pro forma information is not necessarily indicative of what would have occurred had the acquisition been made as of those dates, and is not intended to be a projection of future results or trends.

                    (In thousands, except per share amounts)              For the year ended
                                                                               March 31,
                                                                       -------------------------
                                                                         1994             1993
                                                                       --------         --------
                    Net sales                                          $456,434         $426,498
                    Income from continuing  operations                   30,767           27,972
                    Net income                                           14,947           19,907
                    Earnings per share from continuing operations          1.26             1.16
                    Net income per share                                   0.61             0.82

As of September 1, 1993, the Company also acquired certain tangible and intangible assets of Gayoso Wellcome S.A., a softgel manufacturer in Spain, for a purchase price of approximately $9.5 million. Gayoso Wellcome's operations are not material in relation to the Company's consolidated financial statements, and pro forma information for this acquisition is therefore not presented.

4.       SALE OF COMMON STOCK AND RELATED TRANSACTIONS

October 1992 Offering

In October 1992, the Company completed a secondary offering of 3.5 million shares of its common stock. The shares were sold by Shearson Lehman Brothers Holdings Inc. and certain affiliated merchant banking partnerships (collectively "Lehman"). The offering did not result in any additional shares outstanding of the Company's common stock, and the Company did not receive any proceeds from the sale. Subsequent to completion of the offering, Lehman's beneficial ownership amounted to approximately 30% of common shares outstanding (see Note 13).

October 1991 Offering

In October 1991, the Company completed a public sale of 11.5 million shares of its common stock, representing approximately 47% of the Company's common equity on a fully diluted basis. Net proceeds realized were approximately $195.5 million, of which approximately $124.0 million was used in October 1991 to repurchase long-term debt under the Company's former senior bank credit agreement and $58.7 million was used in November 1991 to redeem all outstanding shares of the Company's 17% Exchangeable Preferred Stock. Remaining funds were used for general corporate purposes. In connection with and upon consummation of the common stock sale, all shares of the Company's Series B and Series C preferred stocks were converted into common stock at the ratio of five (5) common shares for nine (9) preferred shares (based upon the ratio of the liquidation value of preferred shares to the initial public offering price) and previously existing common shares were converted at the ratio of 4.35:1.

The Exchangeable Preferred Stock was reflected in the consolidated statement of shareholders equity at fair value as of the date of issuance plus stock dividends and accretions computed using the effective interest rate method.
The difference between the carrying value of the Exchangeable Preferred Stock and its redemption costs was reflected as a charge to additional paid-in capital. During calendar year 1992, the Securities and Exchange Commission staff implemented a policy which would have required the difference between the redemption price and carrying value of the Exchangeable Preferred Stock, amounting to $29.8 million, to be reflected as an increase to net loss attributable to common shares. If such policy had been applied in connection with the November 1991 redemption of Exchangeable Preferred Stock, net loss attributable to common shares for the year ended March 31, 1992 would have increased to $(60.9) million, or $(4.01) per common share, from the reported $(31.1) million, or $(2.05) per common share.

Also in connection with the common stock sale, the vesting periods for certain management stock options were accelerated. Additionally, notes receivable aggregating $400,000 from certain officers were canceled upon completion of the common stock sale (Note 13). The year ended March 31, 1992 reflects a one-time $12.3 million non-cash charge for compensation expense relating to these items. The Company also recorded an extraordinary loss in the amount of $2.1 million for the year ended March 31, 1992 relating to the early retirement of the long-term debt, representing a write-off of unamortized deferred financing costs associated with the debt.

5.       DISCONTINUED OPERATION

In August 1991, the Company's Board of Directors reached a decision to dispose of Paco Pharmaceutical Services, Inc. ("Paco"), through an active program to sell the stock or substantially all assets of Paco. Accordingly, the operating results of Paco have been classified as discontinued operations in the accompanying consolidated financial statements and notes thereto for all years presented. During the fiscal year ended March 31, 1992, an estimated loss from disposal of $16.7 million, which represented a write-down of Paco's goodwill, was recorded by the Company. No income tax benefit was recorded during fiscal 1992, as its realization could not be assured.

On August 26, 1992, Paco completed an initial public offering of its common stock as a result of which the Company's ownership of Paco's common stock was reduced to less than 1% of the outstanding stock. In the offering, Paco sold 4,000,000 shares of its common stock for aggregate net proceeds of approximately $36.5 million. With the proceeds of such offering, Paco paid $28.0 million to the Company in connection with the satisfaction of an intercompany promissory note. In connection with the offering, the Company agreed to indemnify Paco for any liabilities and costs incurred subsequent to March 31, 1992, related to the litigation involving Paco specifically described in Note 14. In addition, the Company has indemnified Paco for any additional
U. S. Federal and state income tax liabilities arising from the date of the Company's acquisition of Paco through the date of completion of the offering. The Company recorded an additional $0.6 million loss in connection with the final accounting for the disposition of Paco, representing the after-tax difference between net proceeds received and the Company's carrying value of Paco as of August 26, 1992.

For the fiscal year beginning April 1, 1992 through August 26, 1992 (the "date of disposal"), Paco recognized net sales of $30.2 million, interest expense (allocated portion of consolidated interest expense based on debt attributable to Paco) of $1.1 million, income tax expense of $1.0 million, and no net income. For the fiscal year ended March 31, 1992, Paco recognized net sales of $69.9 million, interest expense (as derived above) of $4.0 million, income taxes of $0.5 million, and net income of $0.1 million.

Net current assets of $3.2 million and net non-current assets of $25.5 million were disposed of through the sale of Paco. The consolidated statement of cash flows excludes Paco's net cash provided (used) of ($0.6) million and $0.8 million for the fiscal years ended March 31, 1993 and 1992, respectively.

6.       INCOME TAXES

Effective April 1, 1992, the Company adopted the provisions of Statement of Financial Accounting Standards No. 109 (SFAS 109), Accounting for Income Taxes. SFAS 109 requires that deferred income taxes reflect the tax consequences on future years of differences between the tax bases of assets and liabilities and the financial reporting amounts. Prior to fiscal year 1992, provisions were made for deferred income taxes where differences existed between the time that transactions affected taxable income and the time that these transactions entered into the determination of income for financial reporting purposes. As of April 1, 1992, the Company recorded income of approximately $1.0 million, or $0.04 per share, which represented the net decrease in deferred tax liabilities resulting from the adoption of SFAS 109. Such amount was reflected in the consolidated statement of operations as the cumulative effect of an accounting change. Prior years' financial statements have not been restated to apply the provisions of SFAS 109.

A summary of income (loss) from continuing operations before income taxes, minority interests and extraordinary items is as follows:

            (In thousands)                                            For the years ended March 31,
                                                              ----------------------------------------------
                                                               1994                1993               1992
                                                              -------             -------           --------
            Income (loss) from continuing operations
              before income taxes, minority interest
              and extraordinary items:
                      United States                            $1,505             $ 3,194           $(26,408)
                      Foreign                                  60,839              63,097             58,427
                                                              -------             -------           --------
                                                              $62,344             $66,291            $32,019
                                                              =======             =======           ========

Such income is exclusive of various intercorporate income/expense items, such as royalties, interest, dividends and similar items, which are taxable/deductible in the respective locations. Therefore, the relationship of domestic and foreign taxes to reported domestic and foreign income is not representative of actual tax rates.

            (In thousands)                                            For the years ended March 31,
                                                             -----------------------------------------------
                                                               1994                1993               1992
                                                             --------            --------           --------
            Provision (credit) for currently payable
                 income taxes:
                      United States                          $  1,120            $  1,570           $   (127)
                      Foreign                                  17,453              21,442             20,924
                                                             --------            --------           --------
                                                               18,573              23,012             20,797
                                                             --------            --------           --------
            Provision (credit) for deferred
                 income taxes:
                      United States                               (21)               (125)               -
                      Foreign                                     185               1,169              1,472
                                                             --------            --------           --------
                                                                  164               1,044              1,472
                                                             --------            --------           --------
                 Total taxes                                  $18,737             $24,056            $22,269
                                                             ========            ========           ========

The deferred tax provision for fiscal year 1994 includes a credit of $1.7 million from net reductions in enacted statutory tax rates in certain countries, as well as a $0.8 million charge resulting from an increase in deferred tax valuation allowances during the period. The deferred tax provision for fiscal year 1993 includes a charge of $4.5 million resulting from increases in deferred tax valuation allowances during the period. In fiscal year 1992, the primary sources and tax effects of the deferred tax timing differences were depreciation and property retirements ($1.2 million) and interest ($0.3 million).

The components of deferred taxes as of March 31, 1994 and 1993 are as follows:

                (In thousands)                                1994                                  1993
                                                --------------------------------       --------------------------------
                                                 Deferred Tax       Deferred Tax       Deferred Tax        Deferred Tax
                                                    Assets          Liabilities           Assets            Liabilities
                                                -------------       ------------       ------------        ------------
            Property, plant and equipment       $    852             $35,974           $    -                $35,611
            Foreign tax credit carryforwards       9,050                 -               10,542                  -
            Capital loss carryforwards             6,379                 -                5,953                  -
            Pensions and other postretirement
              benefits                             5,782               1,299              5,501                1,500
            Stock options                          3,665                 -                3,679                  -
            Defeasance of debt (Note 9)            4,758                 -                  -                    -
            Miscellaneous other                    8,678                 790              6,168                  702
                                                -------------       ------------       ------------        ------------
              Subtotal                            39,164              38,063             31,843               37,813
            Valuation allowances                 (25,390)                -              (23,777)                 -
                                                -------------       ------------       ------------        ------------
              Total deferred taxes               $13,774             $38,063           $  8,066              $37,813
                                                =============       ============       ============        ============

At March 31, 1994, net current future tax benefits of $1.8 million were included in other current assets, while $0.1 million of net current deferred tax liabilities were included in accrued liabilities in the accompanying consolidated statement of financial position. In addition, $4.8 million of net long-term future tax benefits were included in other assets, and $30.7 million of net long-term deferred tax liabilities are reflected in that statement. At March 31, 1993, net current future tax benefits of $1.5 million were included in other current assets, while $0.1 million of net current deferred tax liabilities were included in accrued liabilities in the accompanying consolidated statement of financial position. In addition, $31.1 million of net long-term deferred tax liabilities are included in deferred income taxes in that statement.

The difference between consolidated income taxes as computed at the United States statutory rate and as reported in the consolidated statement of operations is summarized as follows:

                                                                      For the years ended March 31,
                                                              ----------------------------------------------
            (In thousands)                                      1994               1993               1992
                                                              -------             -------            -------
            United States statutory tax                       $21,820             $22,539            $10,886
            Increases (reductions) in taxes due to:
              Difference in effective foreign tax rates        (2,467)              1,590              4,840
              Foreign tax credit carryforwards
                (utilized) generated                           (1,803)              2,388                -
              Stock option compensation                           115                 124              4,290
              Domestic losses                                     -                   -                  799
              Goodwill amortization                             1,490               1,252              1,291
              Translation losses                                 (595)             (1,752)               407
              Changes in valuation allowances
                 and other items, net                             177              (2,085)              (244)
                                                              -------             -------            -------
                    Consolidated income taxes                 $18,737             $24,056            $22,269
                                                              =======             =======            =======

The capital loss carryforwards noted above expire in 1998. The foreign tax credit carryforwards noted above expire through 1998. At March 31, 1994, foreign earnings of approximately $69.7 million have been retained indefinitely by subsidiaries for reinvestment, and accordingly no provision is made for income taxes that would be payable upon the distribution of such earnings. It is not practicable to determine the amount of the related unrecognized deferred income tax liability, if any.

The Company's U.S., Australian, and certain German income tax returns are undergoing routine reviews encompassing several fiscal years. Various open issues involving the U.S. tax returns are awaiting final resolution with the Internal Revenue Service, however, the Company believes that the impact of the resolution of such issues will not be material to its financial position.
While the Company has not received any formal notification from either the Australian or German tax authorities, preliminary communications indicate the Company's positions on deductibility of certain expenses may be challenged. Based upon review of these issues by management and legal and tax advisors, the Company does not believe the ultimate outcome of these matters will have a material adverse impact on its business or financial position.

Income tax payments, net of refunds, were $18.9 million, $22.5 million and $12.3 million for the years ended March 31, 1994, 1993 and 1992.

7.       ACCRUED AND OTHER LONG-TERM LIABILITIES

Accrued and other long-term liabilities consist of the following as of March 31, 1994 and 1993:

                    (In thousands)                                  1994                1993
                                                                  --------            -------
                    Accrued Liabilities:
                      Salaries, wages and bonuses                  $11,606            $ 8,994
                      Interest                                       1,695              7,780
                      Other                                         23,501             17,636
                                                                  --------            -------
                                                                   $36,802            $34,410
                                                                  ========            =======

                    Other Long-Term Liabilities:
                      Pension and welfare benefits
                       (Note 11)                                   $28,808            $27,836
                      Postretirement benefits (Note 11)              5,968              5,534
                      Other                                         15,089              5,442
                                                                  --------            -------

                                                                   $49,865            $38,812
                                                                  ========            =======

8.       SHORT-TERM BORROWINGS AND LINES OF CREDIT

The Company has short-term line of credit arrangements with foreign banking institutions whereunder, at March 31, 1994, the Company and its subsidiaries may borrow up to approximately $15.5 million subject to limitations imposed by the bank credit facility (Note 9). There are no compensating balance requirements related to these lines of credit. The total indebtedness outstanding under such arrangements was $2.6 million and $1.1 million at March 31, 1994 and 1993, respectively.

Short-term borrowings, based on the amounts outstanding at the end of each month, were as follows:

                    (In thousands)                                           As of March 31,
                                                              ----------------------------------------------
                                                                1994                1993               1992
                                                              -------             -------           --------
                    Maximum amount outstanding                 $2,607              $1,551            $10,374
                    Average amount outstanding                  2,052               1,163              5,212
                    Weighted average interest rate
                      during the year                            9.0%                7.9%              10.3%
                    Weighted average interest rate at
                      March 31                                   8.5%                7.5%               9.3%

9.       LONG-TERM DEBT

Long-term debt consists of the following as of March 31, 1994 and 1993:

                    (In thousands)                                          1994             1993
                                                                          --------         --------
                    Senior notes (net of discount of $723 in 1994)         $99,277         $    -

                    Borrowings under bank credit agreement                  65,842            2,270
                    Senior subordinated debentures (net of
                      discount of $5,482 in 1993)                              -            119,656
                    Capitalized lease obligations (Note 10)                  1,398           10,485
                    Industrial development revenue bonds                    10,922            8,561
                    Other                                                   11,838            1,536
                                                                          --------         --------
                                                                           189,277          142,508
                    Less - current portion                                  (1,328)          (1,357)
                                                                          --------         --------
                                                                          $187,949         $141,151
                                                                          ========         ========

In January 1994, Scherer International completed a public offering of $100 million aggregate principal amount of its 6 3/4% Senior Notes ("Senior Notes") due February 1, 2004 ("Offering"). The Senior Notes are noncallable and are unsecured obligations, ranking pari passu with all other unsecured and senior indebtedness of Scherer International. Interest on the Senior Notes is payable February 1 and August 1, commencing August 1, 1994. The indenture under which the Senior Notes were issued contains certain covenants which, among other things, limit the ability of the Company and its subsidiaries to incur liens, to enter into sale and lease-back transactions, to engage in certain transactions with affiliates, and to merge or consolidate with, or transfer all or substantially all, of its assets to another person. The proceeds of the Offering to the Company were $99.3 million.

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

As a result of the Defeasance, the Company recognized an extraordinary loss of $15.5 million ($0.64 per share) in the quarter ended December 31, 1993, reflecting the estimated after-tax difference between the recorded value of the Subordinated Debentures and their face value, the call premium, the prepayment of net interest through the Call Date, and the write-off of unamortized deferred financing costs related to the Subordinated Debentures. The Company also recognized future tax benefits of approximately $4.8 million related to the Defeasance.

In March 1994, the Company entered into a new bank credit facility as a replacement for the Company's previous bank credit agreement. The new credit facility allows for revolving credit borrowings up to an aggregate of $175.0 million, in various currencies, and expires April 1, 1999. Interest is payable quarterly at LIBOR plus .675% currently, with further reductions possible based on certain financial performance criteria, or at the bank's prime rate. Unused borrowing availability is subject to annual commitment fees of 1/4%. Borrowings under this agreement are unsecured, and rank pari passu with all other unsecured and senior indebtedness of Scherer International. In connection with the new credit facility, the Company recognized a $0.3 million extraordinary loss, reflecting the write-off of unamortized deferred financing costs related to the former credit agreement, net of $0.1 million tax effects.

The bank credit facility requires the Company to satisfy various annual and quarterly financial tests, including maintenance on a consolidated basis of a specified minimum or maximum current level of tangible net worth and cash flow coverage, leverage, and fixed charge ratios. The agreement also restricts the Company's ability to incur additional indebtedness or liens, make investments and loans, dispose of assets, or engage in certain business combinations, and limits the ability of the Company to pay dividends. The indenture under which the Senior Notes were issued also restricts the Company's ability to incur additional liens, enter into sale-leaseback transactions, engage in certain transactions with affiliates, and engage in certain business combinations. As of March 31, 1994, the Company does not currently have plans to declare or pay any cash dividends.

The Company has variable interest rate industrial development revenue bonds aggregating $10.9 million due through fiscal years ending in 2015. The interest rates in effect at March 31, 1994, ranged from 4.6% to 4.8%.

The annual maturities of long-term debt, excluding amounts payable under capitalized lease obligations, for the five succeeding fiscal years are:  1995
- - - - $1.3 million; 1996 - $1.3 million; 1997 - $2.1 million; 1998 - $0.8 million;
and 1999 - $0.6 million.  Interest paid was $28.1 million, $23.7 million, and
$45.0 million for the years ended March 31, 1994, 1993, and 1992, respectively.

The fair value of the Senior Notes, estimated based on quoted market prices as of March 31, 1994, was approximately $88.5 million. Fair values of other long-term debt, determined based on interest rates that are currently available to the Company for similar types of borrowings, approximate carrying value.

10.      LEASES

Total rental expense under operating leases was $7.1 million, $7.6 million, and $7.5 million for the years ended March 31, 1994, 1993, and 1992, respectively. The present value of capitalized lease obligations is classified as long-term debt and the related assets are classified as land, buildings and equipment.
As of March 31, 1994, the minimum rental commitments under long-term operating and capitalized leases are as follows:

                    (In thousands)                                    Capital            Operating
                                                                       Leases             Leases
                                                                      -------            ---------
                    1995                                              $   229            $   6,019
                    1996                                                  174                5,913
                    1997                                                  174                5,606
                    1998                                                  174                5,109
                    1999                                                  174                4,890
                    2000 and thereafter                                 1,529               36,145
                                                                      -------            ---------
                                                                        2,454              $63,682
                    Less - amount representing interest                (1,056)           =========
                                                                      -------
                    Present value of net minimum lease payments        $1,398
                                                                      =======


11.      PENSIONS AND OTHER POSTRETIREMENT BENEFITS

Pensions

The Company has several pension plans covering substantially all salaried and hourly employees. In general, the Company's domestic plans provide defined pension benefits based on years of service and the level of compensation. Foreign subsidiaries provide for pension benefits in accordance with local customs or law. The

Company funds its pension plans at amounts required by the applicable regulations. Pension expense included the following:

            (In thousands)                                                For the years ended March 31,
                                                                 ------------------------------------------------
                                                                   1994               1993                1992
                                                                 ---------          ---------           ---------
            Service cost of benefits earned during year             $3,255             $2,474              $1,965
            Interest cost on projected benefit obligation            4,191              3,665               3,217
            Actual return on plan assets                            (3,602)            (2,633)             (2,475)
            Net amortization and deferral                              774                705                 338
                                                                 ---------          ---------           ---------
                                                                    $4,618             $4,211              $3,045
                                                                 =========          =========           =========

The following table shows the status of the various plans and amounts included in the Company's consolidated statement of financial position as of March 31, 1994 and 1993:

                                                            1994                                   1993
                                            ----------------------------------      ---------------------------------
            (In thousands)                    Plans whose         Plans whose        Plans whose         Plans whose
                                             Assets Exceed        Accumulated       Assets Exceed        Accumulated
                                              Accumulated          Benefits          Accumulated          Benefits
                                                Benefits         Exceed Assets         Benefits         Exceed Assets
                                            ---------------      --------------     --------------     --------------
            Actuarial present value of:
              Vested benefit obligation            $4,723            $41,507              $4,479            $31,865
              Non-vested benefit obligation           293              4,331                 122              4,509
                                                 ----------         ----------          ----------        -----------
                 Accumulated benefit                5,016             45,838               4,601             36,374
                   obligation
            Effects of anticipated future
              compensation increases                  987              8,228               1,168              7,350
                                                 ----------         ----------          ----------        -----------
                 Projected benefit                  6,003             54,066               5,769             43,724
                   obligation
            Plan assets at fair value               9,504             18,576               8,660             12,773
                                                 ----------         ----------          ----------        -----------
                 Projected benefit
                   obligation in                   (3,501)            35,490              (2,891)            30,951
                   excess of (less than)
                   plan assets
            Unamortized net gain (loss)                44             (5,794)               (858)            (2,576)
            Unrecognized prior service cost          (152)              (386)               (180)              (430)
                                                 ----------         ----------          ----------        -----------
            Accrued pension (asset)
              liability recorded in the
              consolidated statement
              of financial position               $(3,609)           $29,310             $(3,929)           $27,945
                                                 ==========         ==========          ==========        ===========

Plan assets consist primarily of annuities, marketable securities and mortgage notes receivable.

The average of the assumptions used as of March 31, 1994, 1993 and 1992 in determining the pension expense and benefit obligation information shown above were as follows:

                                                              1994               1993                1992
                                                             ------             -------             ------

                    Discount rate                              7.4%               8.0%                8.4%
                    Rate of compensation increase              5.0                5.0                 5.0
                    Long-term rate of return on plan assets    9.9                9.9                10.5

Postretirement and Other Benefits

In fiscal year 1992, the Company adopted Statement of Financial Accounting Standards No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions ("SFAS 106") effective as of April 1, 1991. SFAS 106 requires that the expected cost of postretirement benefits be charged to expense during the years that eligible employees render service. Upon adoption of SFAS 106, the Company charged the cumulative effect of the unfunded obligation of $4.9 million against earnings during 1992.

The following table reconciles the status of the accrued postretirement liability as of March 31 (based on January 1 measurement dates):

(In thousands)                                           1994             1993
                                                       --------         --------
Accumulated postretirement benefit obligation:
   Retirees                                           $2,940             $4,408
   Active employees                                    1,171                910
                                                      -------            -------
Accumulated postretirement benefit obligation
   in excess of plan assets                            4,111              5,318
Unrecognized net gain (loss)                           2,057                416
                                                     --------            --------

Accrued postretirement benefit liability
   (including $200 in current                         $6,168             $5,734
    liabilities)                                     ========            ========

Net postretirement benefits cost for the years ended March 31, 1994, 1993 and 1992 included:

         (In thousands)                                   1994               1993                1992
                                                       ----------          ----------          ----------
         Service cost                                      $173               $129                 $96
         Interest cost on accumulated
           postretirement benefit obligation                441                468                 447
                                                       ----------          ----------          ----------
             Net postretirement benefit cost               $614               $597                $543
                                                       ==========          ==========          ==========

For measurement purposes, an 11% annual rate of increase in the per capita costs of covered health care claims was assumed for 1994, and 12% for 1993 and 1992. The rate was assumed to decrease by 1% in fiscal 1995 and each year thereafter to a rate of 6% beyond 1999. The health care cost trend rate assumption has a significant effect on the amounts reported. To illustrate, increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation as of the measurement date of January 1, 1994, by $514,500 and the aggregate of the service and interest cost components of net postretirement cost for fiscal 1994 by $87,000. The discount rate used in determining the accumulated postretirement benefit obligation was 7.5% for fiscal 1994 and 8.25% for fiscal 1993.

In November 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 112, Employers' Accounting for Postemployment Benefits, which must be adopted for the Company's 1995 fiscal year. This statement requires the use of the accrual method to recognize liabilities for postemployment benefits. The Company has determined that the adoption of this statement will not significantly affect the Company's future financial results or position.

12.      STOCK COMPENSATION PLANS

1992 Stock Option Plan

In February 1992, the Board of Directors approved a new management stock option plan designed to provide key management personnel stock options for maximizing shareholder value through improved Company financial performance. Under such plan, management participants are required to purchase options for common stock at a cost equal to 10% of an average market value per share at the beginning of the fiscal year. The exercise price of such options is set at the average beginning of the year common stock market value per share, net of the purchase cost, increased by a 10% annual rate compounded over five years. The number of stock options a participant is required to purchase is based upon a financial performance formula established by the Compensation Committee of the Board of Directors.

As an added incentive to increase shareholder value, participants are provided one standard stock option for each purchased stock option. Each standard stock option is exercisable at an average market value per share at the beginning of the fiscal year, and may only be exercised when the purchased option is exercised. Both types of options vest after three years from the date of grant, and expire four years after the date of vesting.

A total of 334,877 stock options were granted for fiscal 1994. For such grants, the purchased options, costing $2.77 each, will be exercisable at $40.07 per share, and the standard options will be exercisable at $27.65 per share. Compensation expense of $0.3 million was recorded for fiscal 1994 in connection with the 1992 Stock Option Plan.

A total of 325,981 stock options were granted for fiscal 1993. For fiscal 1993 grants, the purchased options, costing $2.74 each, will be exercisable at $39.67 per share, and the standard options will be exercisable at $27.38 per share. No compensation expense was recorded for fiscal 1993 in connection with this plan.

A total of 381,452 stock options were granted for fiscal 1992. For fiscal 1992 grants, the purchased options, costing $1.80 each, will be exercisable at $26.09 per share, and the standard options will be exercisable at $18.00 per share. Compensation expense of $0.7 million was recorded for fiscal 1992 in connection with this plan.

During 1994, none of the 1992 Plan options were exercised. As of March 31, 1994, a total of 157,690 options for common shares remain available for grant for up to the next two fiscal years.

Director Stock Options

In fiscal 1992, a total of 36,000 options were granted to the Company's three outside directors. These options are exercisable at $18.00 per share, vest after three years from the date of grant, and expire seven years after the date of vesting. None of these options were exercised in 1993 or 1994.

1990 Stock Option Plans

In November 1990 the Company implemented three stock option plans under which a total of an adjusted 1,239,612 options for shares of the Company's common stock were authorized for issuance to key management personnel. As a result of the Company's sale of common stock in October 1991, all options granted under such plans became fully vested (Note 4). Information on the number of shares under option for the 1990 Plan, exercisable at $5.49 per share, is as follows:

                                                                       1994                1993               1992
                                                                    -----------        -----------         ----------
            Number of shares under stock options - 1990 Plan:
              Outstanding at beginning of year                       1,099,272          1,204,225           1,159,111
              Granted during year                                       -                  -                   45,114
              Exercised                                                (25,607)          (104,953)               -
                                                                    -----------        -----------         -----------
                 Outstanding at end of year                          1,073,665          1,099,272           1,204,225
                                                                    ===========        ===========         ===========

The amounts set forth above are adjusted to reflect the 4.35:1 common stock split and conversion of Series B Preferred Stock described in Note 4.

13.      RELATED PARTY TRANSACTIONS

Certain foreign subsidiaries purchase gelatin materials and Scherer International's German subsidiary leases plant facilities, purchases other services and receives loans from time-to-time from a German company which is also the minority shareholder of the Company's German and certain other European subsidiaries.

Gelatin purchases, at prices comparable to estimated market prices, amounted to $18.7 million, $19.6 million, and $17.7 million for the years ended March 31, 1994, 1993, and 1992, respectively. Rental payments amounted to $4.7 million, $4.7 million, and $4.4 million and purchased services amounted to $4.6 million, $5.4 million, and $5.5 million for each of the respective years.

Lehman and certain of its affiliates have received fees for services in connection with public offerings of the Company s securities and other matters. During the year ended March 31, 1994, the Company paid $0.7 million for underwriting fees to Lehman in connection with the January 1994 Senior Notes offering (Note 9). During the year ended March 31, 1992, the Company paid $3.5 million for underwriting fees in connection with the October 1991 initial public offering (Note 4). No fees were paid by the Company to Lehman or its affiliates during the year ended March 31, 1993.

On October 30, 1990, the Company loaned to Messrs. Cashman and Erdeljan $400,000, which loan was to mature October 26, 1992 and did not bear interest. In connection with the October 1991 stock offering, the Company forgave the loan and paid the related income taxes (Note 4).

14.      COMMITMENTS AND CONTINGENCIES

The Company's former subsidiary Paco Pharmaceutical Services, Inc. ("Paco"), certain of Paco's subsidiaries, the Company and other defendants are parties to a group of actions commenced, beginning in April 1990, in Federal and state courts in New Jersey and in Federal courts in New York and Massachusetts by limited partners of Paco Development Partners II ("PDP II"), a research and development partnership in which a subsidiary of Paco serves as the general partner. The defendants were granted summary judgment for dismissal with respect to the New York actions on March 29, 1993, and the time to appeal this decision has expired. In the New Jersey state court action (Nelson v. Dean Witter Reynolds, Inc., MRS-L-5014-90), a class consisting of the 14 investors who reside in New Jersey has been certified. On October 23, 1992, the Company, Paco and its affiliates moved for summary judgment as to three counts of the complaint. This motion was denied on January 6, 1993. A second action commenced in New Jersey Federal court (Nelson v. Ian Ferrier, Civil Action 91-5334(JWB)), has been stayed pending resolution of the New Jersey state court action. No class has been certified in this federal action.

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

Subsequent to year end, the Company reached an agreement in principle with the plaintiffs in the PDP II litigation, and is in the process of formalizing that agreement and seeking all necessary approvals. The Company recognized during the fourth quarter of fiscal 1994 a special charge of approximately $3.2 million representing the anticipated amount of all settlement-related costs in excess of previously provided reserves.

On March 30, 1992, OCAP Acquisition Corp. ("OCAP") commenced an action in the Supreme Court of the State of New York, County of New York, against Paco, certain of its subsidiaries, the Company and Scherer International (collectively, the "defendants"), arising out of the termination of an Asset Purchase Agreement dated February 21, 1992 (the "Purchase Agreement") between OCAP and the defendants providing for the purchase of substantially all the assets of Paco. On May 15, 1992, OCAP served an amended verified complaint (the "Amended Complaint"), asserting causes of action for breach of contract and breach of the implied covenant of good faith and fair dealing, arising out of defendants' March 25, 1992 termination of the Purchase Agreement, as well as two additional causes of action that were subsequently dismissed by order of the court. The Amended Complaint seeks $75 million in actual damages, $100 million in punitive damages, as well as OCAP's attorney fees and other litigation expenses, costs and disbursements incurred in bringing this action. Discovery with respect to the action has commenced; however, discovery was temporarily stayed by OCAP's filing of a motion for partial summary judgment, and the Company s subsequent cross-motion for dismissal. The Court recently denied both motions and the Company anticipates that discovery will resume or the Court s decision will be appealed. Based upon the investigation conducted by the Company to date, the Company believes that this action lacks merit and intends to defend against it vigorously. In the opinion of management, the ultimate outcome of this litigation will not have a material adverse effect on the Company's business or financial condition.

The Company was informed in August 1992 that soil at a manufacturing facility in North Carolina owned and operated by the Company from 1975 to 1985 contained levels of tetrachlorethene and other substances which exceeded environmental standards. The Company voluntarily initiated a remedial investigation, and initial remedial and removal actions have been completed by the Company and the current owner of the facility for the known soil contamination at such site. The Company continues to perform additional studies and remediation of the area, including testing and removal of groundwater, which have indicated the necessity for additional remedial and removal actions. On the basis of the results of investigations performed to date, the Company does not believe that potential future costs associated with either the investigation or any potential remedial or removal action will ultimately have a materially adverse impact on the Company's business or financial condition.

The Company is a party to various other legal proceedings arising in the ordinary course of business, none of which is expected to have a material adverse effect on the Company's financial position, results of operations, liquidity or capital resources.

As of March 31, 1994, the Company has capital expenditure commitments related primarily to plant expansions amounting to approximately $5.9 million.

15.      SEGMENT DATA

The Company is engaged principally in the production of softgels, hardshells and other drug delivery systems for the pharmaceutical, health and nutritional and cosmetic products industries. The Company's operations are divided into three geographical areas: United States, Europe and Other International. Europe represents operations in the United Kingdom, France, Italy and Germany. Other International consists of operations in Canada, the Pacific and Latin America.

                                                                      For the years ended March 31,
                                                            ------------------------------------------------
            (In thousands)                                     1994               1993                1992
                                                            ----------         -----------        ----------
            Sales:
              United States                                  $120,687           $  86,687            $66,802
              Europe                                          233,716             229,937            198,445
              Other international                              94,894              81,387             72,539
                                                             --------            --------           --------
                      Net sales (1)                          $449,297            $398,011           $337,786
                                                             ========            ========           ========

            Operating Income:
              United States                                   $28,241             $23,327            $18,147
              Europe                                           46,249              53,941             48,896
              Other International                              19,238              13,450             13,070
              Unallocated (2)                                 (10,815)             (2,621)           (16,136)
                                                             --------            --------           --------
                      Operating income                        $82,913             $88,097            $63,977
                                                             ========            ========           ========

            Identifiable assets:
              United States                                   $86,410           $  74,886          $  64,997
              Europe                                          316,623             263,099            255,345
              Other International                             121,318             106,372            105,474
              Unallocated (3)                                  89,063              87,827            100,161
                                                             --------            --------           --------
                      Total assets                           $613,414            $532,184           $525,977
                                                             ========            ========           ========

            Capital expenditures:
              Drug Delivery Systems                           $39,294             $33,132            $20,780
              Unallocated (4)                                     209                  60                167
                                                             --------            --------           --------
                      Total capital expenditures              $39,503             $33,192            $20,947
                                                             ========            ========           ========

            Depreciation and amortization:
              Drug Delivery Systems                           $21,008             $19,589            $16,771
              Unallocated (4)                                   2,962               3,089              3,169
                                                             --------            --------           --------
                      Total depreciation and
                          amortization                        $23,970             $22,678            $19,940
                                                             ========            ========           ========

(1) No single customer or product represents 10% or more of sales, and intersegment sales are not significant.
(2) Unallocated operating income includes principally general corporate expenses, including in 1992 the stock compensation expense related to the Company's October 1991 sale of common stock (Note 4), and in 1994 $4.5 million related to the special charges for the litigation settlement and plant revaluation (Note 2).
(3) Unallocated identifiable assets are principally cash, cash equivalents, short-term investments, other assets and net assets of discontinued operations.
(4) Unallocated capital expenditures and depreciation and amortization represent primarily corporate amounts.

The net assets of foreign subsidiaries were $216.5 million at March 31, 1994, $216.6 million at March 31, 1993, and $190.7 million at March 31, 1992. The Company's share of foreign net income was $34.6 million for the year ended March 31, 1994, $27.9 million for the year ended March 31, 1993, and $26.4 million for the year ended March 31, 1992, after deducting minority interests, income taxes on unremitted earnings and various charges billed by the parent company.

16.      QUARTERLY FINANCIAL DATA (UNAUDITED)

                                    First Quarter           Second Quarter           Third Quarter             Fourth Quarter
                             ---------------------    --------------------     -----------------------     ---------------------
                                1994       1993(1)      1994       1993(2)       1994(4)     1993(3)        1994(4)      1993
                                ----       ----         ----       ----          ----        ----           ----         ----
 Net sales                    $108,454   $103,353    $105,179     $97,671       $114,820     $97,966       $120,844     $99,021
 Gross profit                   40,708     43,080      35,464      37,387         39,972      37,426         45,764      38,010
 Income from continuing
   operations before
   extraordinary                 8,596      8,388       6,557       6,059          8,904       7,103          6,857       7,410
   loss and accounting change
 Net income (loss)              $8,596     $9,362      $6,557      $5,412        $(6,596)    $(1,289)        $6,537      $7,410
                             =====================    ====================     =======================     =====================
 Income from continuing
   operations before
   extraordinary
   loss and accounting change
   per common share              $0.36      $0.35       $0.27       $0.25          $0.37       $0.29          $0.28       $0.31

                             =====================    ====================     =======================     =====================

 Net income (loss) per
   common share
                                 $0.36      $0.39       $0.27       $0.22         $(0.27)     $(0.05)         $0.27       $0.31
                             =====================    ====================     =======================     =====================

     (1) Net income includes the $974,000 ($0.04 per share) cumulative effect of accounting change for income taxes, SFAS 109.
     (2) Net income includes loss on disposal of discontinued operation of $647,000 ($0.03 per share).
     (3) Net income includes extraordinary loss of $8,392,000 ($0.35 per share) related to the early retirement of debt (see Note 9).
     (4) Net income includes extraordinary loss of $15,500,000 ($0.64 per share) and $320,000 ($0.01 per share) related to debt extinguishment in the third and fourth quarters of fiscal 1994, respectively.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To R.P. Scherer Corporation:

We have audited the accompanying consolidated statement of financial position of R.P. SCHERER CORPORATION (a Delaware Corporation), and subsidiary as of March 31, 1994 and 1993, and the related consolidated statements of operations, cash flows and shareholders' equity for the years ended March 31, 1994, 1993 and 1992. These financial statements and the schedules referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 1994 and 1993, and the results of its operations and cash flows for the years ended March 31, 1994, 1993 and 1992, in conformity with generally accepted accounting principles.

As explained in Note 6 to the consolidated financial statements, effective April 1, 1992, the Company changed its method of accounting for income taxes. As explained in Note 11 to the consolidated financial statements, effective April 1, 1991, the Company changed its method of accounting for postretirement benefits other than pensions.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed in the index to financial schedules are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


Detroit, Michigan,
April 26, 1994.



                                                          ARTHUR ANDERSEN & CO.

ITEM 9   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable for this report.

                                    PART III


ITEM 10  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

EXECUTIVE OFFICERS AND DIRECTORS

The name, age and employment history, including all positions held concurrently or successively in the past five years, of each of the Company's executive officers and directors is reflected in item 1 on pages 9 and 10 of this Annual Report on Form 10-K.

The Board of Directors met four times during the Company's fiscal year ended March 31, 1994. No member of the Board attended fewer than 75% of the aggregate number of meetings of the Board and the committees on which he or she served during the period.

The Board of Directors has three standing committees: an Audit Committee, a Compensation Committee, and an Executive Committee. The Audit Committee consists of Messrs. Lamphere (Chairman), Lasagna and Rock. The Compensation Committee consists of Messrs. Frank, Rock (Chairman) and Stern. The Executive Committee consists of Messrs. Cashman, Erdeljan, Lamphere and Stern (Chairman). The Audit, Compensation, and Executive Committees met four, two and one times, respectively, during the 1994 fiscal year.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than ten percent of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended March 31, 1994 all Section 16(a) filing requirements applicable to its officers, directors and greater than ten-percent beneficial owners were complied with.

ITEM 11  EXECUTIVE COMPENSATION

The following table sets forth information concerning all cash compensation paid by the Company for services rendered in all capacities during the three most recent fiscal years ended March 31, to each of its five most highly compensated corporate executive officers.

                SUMMARY COMPENSATION TABLE FOR FISCAL YEAR 1994

                                                 ANNUAL COMPENSATION                 LONG TERM COMPENSATION
                                                 -------------------                 ----------------------
                                                                                       AWARDS (#)       PAYOUTS
                                                                                     --------------   -----------
   NAME AND                   FISCAL                                           RESTRICTED                            ALL OTHER
   PRINCIPAL POSITION         YEAR       SALARY        BONUS       OTHER       STOCK       OPTIONS      LTIP         COMPENSATION
- - - -------------------------    --------   --------      -------     -------     ----------- ----------   ------       --------------
                                                        (3)        (1)            (1)                    (1)            (1, 2)
   John P. Cashman            1994      $582,584         -                                  82,458
   Chairman and Co-Chief      1993       505,625         -                                  71,162                       11,723
    Executive Officer         1992       341,667         -                                  76,666                       10,847


   Aleksandar Erdeljan        1994       582,584         -                                  82,458                           -
   President and Co-Chief     1993       505,625         -                                  71,162                           -
    Executive Officer         1992       341,667         -                                  76,666                           *


   Nicole S. Williams (4)     1994       205,667       109,397                              21,390                           -
   Executive Vice President,  1993       195,833        94,250                              18,066                           -
     Finance, Chief Financial 1992        35,897         N/A                                29,306                           *
     Officer, Secretary,
     Treasurer

   Thomas J. Stuart           1994       113,125       60,174                               11,766                           -
   Controller                 1993       108,333       51,840                                9,936                           -
                              1992        97,500       40,000                               16,243                           *



   Dennis R. McGregor(5)      1994        64,423       35,267                                6,896                           -
   Assistant Treasurer and    1993           N/A         N/A                                   N/A                           N/A
     Director of Tax          1992           N/A         N/A                                   N/A                           N/A
     Operations


(1) The Company does not have restricted stock award plans, long term incentive plans ("LTIPs") or stock appreciation rights ("SARs").
         Other annual compensation is below the level where disclosure would be required.

(2) Represents contributions on behalf of Mr. Cashman to a defined contribution retirement plan. See "Employment Agreements". Such contributions are in lieu of Mr. Cashman's participation in the Company's defined benefit pension plan.

(3) Messrs. Cashman and Erdeljan are not participants in the Company's bonus program.

(4)      Ms. Williams began employment with the Company in January, 1992.

(5)      Mr. McGregor began employment with the Company in August, 1993.

* No disclosure required under the Securities and Exchange Commission's transition rules.

                       OPTION GRANTS FOR FISCAL YEAR 1994

The following table provides information on option grants for the Company's common stock in fiscal year 1994 to the named executive officers.

                                                                                              POTENTIAL REALIZABLE VALUE
                                                                                                AT ASSUMED ANNUAL RATE
                                                                                             OF STOCK PRICE APPRECIATION
                                                    INDIVIDUAL GRANTS                              FOR OPTION TERM
                                 --------------------------------------------------------     --------------------------
                                                 % OF TOTAL     EXERCISE
                                                  OPTION        OR BASE
                                   OPTIONS      GRANTS FOR       PRICE       EXPIRATION
              NAME               GRANTED (#)     THE YEAR      ($/SHARE)        DATE              5% ($)        10% ($)
   ------------------------      -----------     --------      ---------     -----------       -----------      --------
                                                                  (1)                             (2)            (2)
   John P. Cashman:
        Purchased Portion          41,229        12.31%         $40.07       June 16, 2001      $421,773      $1,220,378
        Granted Portion            41,229        12.31%          27.65       June 16, 2001       933,837       1,732,443


   Aleksandar Erdeljan:
        Purchased Portion          41,229        12.31%          40.07       June 16, 2001       421,773       1,220,378
        Granted Portion            41,229        12.31%          27.65       June 16, 2001       933,837       1,732,443


   Nicole S. Williams:
        Purchased Portion          10,695         3.19%           40.07      June 16, 2001       109,410         316,572
        Granted Portion            10,695         3.19%           27.65      June 16, 2001       242,242         449,404


   Thomas J. Stuart:
        Purchased Portion           5,883         1.76%           40.07      June 16, 2001        60,183         174,137
        Granted Portion             5,883         1.76%           27.65      June 16, 2001       133,250         247,204


   Dennis R. McGregor (3):
        Purchased Portion           3,448         1.03%           40.07      June 16, 2001        35,273         102,061
        Granted Portion             3,448         1.03%           27.65      June 16, 2001        78,097         144,885




(1) The purchased option cost is set at 10% of an average market price per share at the beginning of the year. The purchased option exercise price is set at such beginning average stock price, net of the purchase cost, increased by a 10% annual rate compounded over five years.

         The granted option exercise price is set at the beginning average market price per share. See "Stock Option Plans".

         Purchased and granted options both vest three years from the date of grant. Options may only be exercised for an equal number of purchased portion shares and granted portion shares.

(2)      Based upon market value of $35.75 per share at date of grant.

(3)      Mr. McGregor began employment with the Company in August, 1993.

                    OPTION EXERCISES IN FISCAL YEAR 1994 AND
                          FISCAL YEAR END OPTION VALUE

The following table provides information on option exercises in fiscal year 1994 by the named executive officers and the value of such officers' options at March 31, 1994.

                                                                                                    VALUE OF UNEXERCISED
                                                              NUMBER OF UNEXERCISED                IN-THE-MONEY OPTIONS AT
                                                           OPTIONS AT FISCAL YEAR END                  FISCAL YEAR END
                                                         --------------------------------      ----------------------------------
                       SHARES ACQUIRED        VALUE                             NOT                                   NOT
       NAME             ON EXERCISE (#)    REALIZED ($)  EXERCISABLE (#)   EXERCISABLE (#)     EXERCISABLE (#)    EXERCISABLE (#)
- - - -------------------     ------------        --------     ---------------   ---------------     ---------------    ---------------
                                                               (1)                                  (2)                (2)
John P. Cashman            N/A                 N/A          495,843            230,286         $15,440,551        $1,566,801

Aleksandar Erdeljan        N/A                 N/A          495,843            230,286          15,440,551         1,566,801

Nicole S. Williams         N/A                 N/A            3,333             65,429             103,790           521,547

Thomas J. Stuart             832             $27,464          1,500             32,813              46,710           190,094

Dennis R. McGregor(3)      N/A                 N/A             -                 6,896               -                19,102



(1) Options now exercisable for Messrs. Cashman and Erdeljan were granted in connection with their interests in the leveraged buy-out of the Company in June, 1989.

(2) Based upon market value of $36.63 per share at March 31, 1994. Options under the 1990 Stock Option Plan are generally exercisable. Options under the 1992 Stock Option Plan are not yet exercisable.

(3)      Mr. McGregor began employment with the Company in August, 1993.

EXECUTIVE COMPENSATION PURSUANT TO PLANS

The Company maintains certain compensation plans, programs and arrangements for the Company's executive officers and key employees. Set forth below is a brief description of each such plan, program or arrangement under which compensation or other benefits were paid to named executive officers during fiscal 1994 (and, with respect to the 1990 Stock Option Plans, fiscal 1993 and fiscal 1992) or are proposed to be paid in the future. In addition, set forth below is a brief description of termination of employment and change of control arrangements.

Employment Agreements

Effective June 1, 1994, the Company entered into revised employment agreements with Mr. Cashman and Mr. Erdeljan, and entered into an employment agreement with Ms. Williams. The agreements each provide for an initial term of employment of one year, automatically renewable thereafter for successive one year periods, unless terminated by either party to the agreement. The initial salary for both Mr. Cashman and Mr. Erdeljan under the agreements is $632,286, and the base salary of Ms. Williams is $213,625. The Compensation Committee may adjust the salary of Mr. Cashman, Mr. Erdeljan or Ms. Williams for subsequent years.

Mr. Cashman, Mr. Erdeljan, and Ms. Williams are entitled to participate in stock option plans which have been adopted by the Company (as described below) and in retirement and welfare benefit plans that are in effect or which may be adopted by the Company. In addition, Ms. Williams is eligible to participate in the incentive compensation plan described below. Mr. Cashman made an election to waive irrevocably his participation in the R.P. Scherer Corporation Employees' Retirement Income Plan (the "Retirement Income Plan" described below). In lieu of participation in the Retirement Income Plan, the Company contributes an amount, currently approximately $12,000 annually, in a Defined Contribution Retirement Plan on behalf of Mr. Cashman.

Pursuant to each of these employment agreements, if the Company terminates the employment of Mr. Cashman, Mr. Erdeljan or Ms. Williams without cause or if Mr. Cashman, Mr. Erdeljan or Ms. Williams terminate for good reason (as set forth in each employment agreement) or if the Company properly notifies Mr. Cashman, Mr. Erdeljan or Ms. Williams of its intention to terminate their employment agreement on the termination date of the term of employment then in effect, the Company must pay the employee a monthly amount for twenty-four consecutive months after termination equal to one-twelfth of the employee's annual average salary for the prior twenty-four months, and also provide welfare plan benefits for twenty-four months in accordance with plan terms. The agreements further provide that in the event of physical or mental disability of Mr. Cashman, Mr. Erdeljan or Ms. Williams (as set forth in each employment agreement), the Company may terminate their employment and shall be obligated for similar benefits; however, such amount will be reduced by any amount received by Mr. Cashman, Mr. Erdeljan, or Ms. Williams, as the case may be, in respect of his or her disability from any employee benefit or disability plans maintained by the Company.

Pursuant to their respective contracts, Mr. Cashman, Mr. Erdeljan and Ms. Williams have agreed to keep confidential all proprietary information relating to the Company's business obtained in the course of employment, and have agreed not to compete with the Company for a period of two years after termination of their respective employment.

Qualified Pension Plan

The Retirement Income Plan, which is noncontributory, provides for a defined benefit based on years of service and the employee's highest consecutive five-year average annual compensation. The Retirement Income Plan covers all employees of the Company not represented by a collective bargaining agent for which a pension plan has been the subject of good faith bargaining and who meet certain eligibility requirements.

Contributions to the Retirement Income Plan are made by the Company based upon the Participants' annual salaries, plus all other forms of cash compensation (including overtime, bonuses and commissions), and certain actuarial assumptions with regard to funding. During fiscal 1993, the Company accrued aggregate contributions for the Retirement Income Plan in an amount approximating 3.8% of such total compensation.

The following table shows annual pension benefits payable on a straight life annuity basis, in various remuneration and years of service classifications, to employees under the Retirement Income Plan, assuming retirement at age 65 in calendar 1994. Benefit amounts are not subject to reduction for Social Security or other offset amounts.

                                         ANNUAL BENEFIT FOR YEARS OF SERVICE INDICATED
               HIGHEST CONSECUTIVE       ---------------------------------------------
             FIVE YEAR AVERAGE ANNUAL      TEN           TWENTY     THIRTY       FORTY
                   COMPENSATION           YEARS           YEARS      YEARS       YEARS
             ------------------------    -------         -------    -------     -------
            $100,000                     $13,800         $27,600    $41,400     $53,300
             150,000                      21,300          42,600     63,900      82,050

             200,000                      28,880          57,600     86,400     110,800

             250,000 (1)                  30,184          60,367     90,551     116,104 (2)

             300,000 (1)                  30,184          60,367     90,551     116,104 (2)

             350,000 (1)                  30,184          60,367     90,551     116,104 (2)

(1) The Company has amended its Retirement Income Plan, as required by the Tax Reform Act of 1986, to limit compensation that may be taken into account by the plan to $200,000 annually, as may be adjusted for cost-of-living increases. Consequently, after a period of years, final average compensation will also be limited to $200,000 (subject to annual cost-of-living adjustments). The maximum compensation taken into account by the plan during 1994 is $150,000.

(2) Benefits payable under the Retirement Income Plan are subject to the applicable guidelines or maximum prescribed in the Internal Revenue Code of 1986, as amended. The maximum pension benefit allowable during 1994 under current law is $116,104 (subject to annual cost-of-living adjustments).

Credited service in the Retirement Income Plan for those individuals listed in the Summary Compensation Table for Fiscal 1994 who are active participants is as follows: Mr. Erdeljan, 12.7 Years (including years credited for service from 1978 to 1987 and from 1989 to the present); Ms. Williams, 1.9 Years; and Mr. Stuart, 3.7 Years. Mr. Cashman has elected not to participate in the Retirement Income Plan. For purposes of the Retirement Income Plan, the final average compensation of such individuals as of January 1, 1994 was approximately as follows: Mr. Erdeljan, $219,224; Ms. Williams, $235,840; and Mr. Stuart, $137,172. Under the terms of this Plan, Mr. McGregor will be eligible to participate beginning January 1, 1995.

Incentive Compensation Plan

The purpose of the Incentive Compensation Plan is to provide certain key employees of the Company an incentive to promote the maximization of shareholder value over the long term.

The Incentive Compensation Plan is administered by the Compensation Committee ("Committee") in conjunction with the full Board of Directors. Under the Incentive Compensation Plan incentive compensation is directly linked to return generated through the employment of capital. This return, which is defined as "Economic Value Added" ("EVA"), is measured individually for each of the Company's major business divisions (each a "Unit") and equals the operating profit generated by each Unit less taxes and the cost of capital employed to generate such profit. The Incentive Compensation Plan rewards designated management employees in each Unit for increases in EVA and penalizes such employees for any decreases in EVA by deducting amounts from an employee's Bonus Bank, as described below.

Management employees who are designated as participants ("Participants") by the Chairman and President of the Company and approved by the Committee are eligible to participate in the Incentive Compensation Plan. Currently approximately 11 employees are Participants in the Incentive Compensation Plan. The Participant(s) of each Unit are eligible to receive an EVA-based award (the "EVA Award") based on the performance of their Unit. The Eva Award each year for a Unit is comprised of two elements: The "Base Award" and the "Improvement Award." The Base Award is equal to a pre-determined percentage of the aggregate annual salary of a Unit's Participants and is earned for an applicable year if the prior year's EVA level for the Unit is achieved. The Improvement Award is based on a percentages of the increase or decrease in EVA from the prior year's EVA. Improvement Awards which exceed a pre-determined percentage of a Participant's base salary are deferred and credited to the Participant's account ("Bonus Bank"). These amounts are subject to loss if subsequent performance deteriorates. One-third of the balance in a Participant's Bonus Bank (if it is positive) is paid out each succeeding year in which a Participant earns a new bonus under the Incentive Compensation Plan. The relationship between EVA achievement and percentages of salary awarded as EVA Award is determined by the Committee.

The Incentive Compensation Plan provides that 25% (or such other percentage set by the Compensation Committee) of the EVA Award for each current year, subject to certain limits, is used to purchase stock options under the Company's 1992 Stock Option Plan (as described below). Once options have been purchased from such portion of a year's EVA Award, and to the extent that options remain available for purchase under the Stock Option Plan, then up to 25% of additional amounts distributed from the Bonus Bank, if any, will be used to purchase such options.

In addition to the EVA Award, the Committee may, at the recommendation of the Chairman and President, grant to Participants a discretionary award, generally up to 10% of salary, which is a function of their performance against a pre-determined set of primarily qualitative objectives. The discretionary award is paid in cash following the year in which it is earned.

The Board of Directors may amend, suspend or terminate the incentive Compensation Plan upon the recommendation of the Committee and, as required, with stockholder approval, provided that no such change in the Incentive Compensation Plan will be effective to eliminate or diminish the distribution of any award that has been allocated to a Participant's Bonus Bank prior to the date of such change.

Stock Option Plans

1992 Stock Option Plan

The purpose of the 1992 Stock Option Plan is to aid the Company in retaining and attracting capable management employees and to provide an inducement to such employees to promote the best interests of the Company by enabling and encouraging them to acquire stock ownership in the Company.

The 1992 Stock Option Plan is administered by the Committee which has the authority to grant options and set the terms and conditions of each grant. The 1992 Stock Option Plan authorizes a total of 1,200,000 shares of Common Stock to be issued upon exercise of options granted thereunder. Under the terms of the 1992 Stock Option Plan any management employee of the Company who is eligible to receive a bonus under the Company's Incentive Compensation Plan (as described above) or such other management employee designated by the Committee is eligible to receive options under the 1992 Stock Option Plan. Currently, there are 14 participants in the 1992 Stock Option Plan ("Optionee"). The Committee also has the authority to ensure that the 1992 Stock Option Plan complies with foreign law and practices.

Each option grant under the 1992 Stock Option Plan represents the right to purchase a number of shares of Common Stock of the Company and consists of two portions: a purchased portion and a granted portion. The purchased portion for a participating management employee is determined by applying 25% (or such other percentage set by the Committee) of such employee's bonus under the Company's Incentive Compensation Plan (or such other compensation designated by the Committee to be applied to purchase options), to purchase stock options at a cost equal to 10% of a designated stock price. The designated stock price equals the average market value per share of the Common Stock over a two month period which include the first month of the fiscal year in which the option is granted and the last month of the preceding fiscal year (the "Average Stock Price"). The exercise price for the purchased portion is fixed on the grant date and equals the Average Stock Price, net of the purchase costs, increased at 10% annual rate compounded over five years. The granted portion represents the right to purchase an additional number of shares equal to the number of shares which make up the purchased portion and is exercisable at the Average Stock Price. Options may be exercised in whole or in part, but may only be exercised for an equal number of purchased portion shares and granted portion shares.

Options become exercisable on the third anniversary of the date of their grant, provided that the Committee may accelerate the time at which any option may be exercised. Each option granted under the 1992 Stock Option Plan will expire on the day following the fifth anniversary of the date when granted, unless such option shall have expired earlier under the provisions of the Plan or the Committee shall have extended the time in which such options may be exercisable, provided that, no option will expire later than the seventh anniversary of the date when granted.

The Board of Directors may amend or terminate the 1992 Stock Option Plan, but may not (i) without the consent of the Optionees, alter or impair any rights or obligations under any option theretofore granted, or (ii) make any alternation in the 1992 Stock Option Plan that would cause the 1992 Stock Option Plan to fail to comply with any requirement of applicable law or regulation, if such revision or amendment were not approved by the stockholder of the Company, unless and until stockholder approval of such revision or amendment is obtained.

Options to purchase a total of 334,877 shares were granted under the 1992 Stock Option Plan for fiscal 1994. For fiscal 1994 grants, the purchased portion, costing $2.77 each, will be exercisable at $40.07 per share and the granted portion will be exercisable at $27.65 per share. For persons named in the Summary Compensation Table and all executive officers as a group, the following options were granted under the Plan, all for fiscal 1994: John P. Cashman, 82,458 shares; Aleksandar Erdeljan, 82,458 shares; Nicole S. Williams, 21,390 shares; Thomas J. Stuart, 11,766 shares; and Dennis R. McGregor, 6,896 shares. A total of 157,690 options for common stock remain available for future grant under the 1992 Stock Option Plan.

As of June 23, 1994, the last sale price of the Common Stock on the New York Stock Exchange was $33.50 per share.

1990 Stock Option Plans

The Company implemented three stock option plans in November 1990: the 1990 Nonqualified Plan, the 1990 Nonqualified Performance Stock Option Plan A and the 1990 Nonqualified Performance Stock Option Plan B (collectively, the "1990 Stock Option Plans"). The 1990 Stock Option Plans are administered by the Committee. A total of 1,239,612 options for shares of the Company's Common Stock were authorized for issuance to key management personnel under the 1990 Stock Option Plans.

In November 1990, options for an aggregate of 1,159,111 shares of Common Stock under the 1990 Stock Option Plans were granted to an aggregate of 17 employees of the Company. During fiscal 1992, the Company granted additional options for an aggregate of 45,114 shares of Common Stock, primarily to these same employees. During fiscal 1994, 25,607 options were exercised, leaving 1,073,665 outstanding at year end. All options granted under the 1990 Stock Option Plans have an exercise price of $5.49 per share. No commitments exist to exercise any options granted under the 1990 Stock Option Plans. The Company does not anticipate granting the remaining options authorized for the 1990 Stock Option Plans.

Compensation expense of approximately $0.3 million was recorded by the Company in connection with the 1992 Stock Option Plan for fiscal 1994; no compensation expense was recorded for the 1990 Stock Option Plan for fiscal 1994.

Federal Income Tax Consequences of the 1992 and 1990 Stock Option Plans

The 1992 and 1990 Stock Option Plans authorize the grant of only nonqualified options to option holders ("Optionee"). The grant of nonqualified options has no immediate tax consequences to the Optionee or to the Company.

In general, upon the exercise of options by the payment of cash, the Optionee will recognize ordinary income (and the Company will be entitled to a deduction if certain withholding requirements are met) in an amount equal to the excess of the fair market value of the shares of Common Stock on the date of exercise over (i) the purchased portion exercise price and (ii) the granted portion exercise price, and the Optionee's basis in the shares received upon exercise will equal the fair market value of the shares on the date of exercise. Proposed legislation, if enacted into law, may under certain circumstances operate to disallow a portion of the deduction the Company would otherwise be entitled to take.

Pursuant to the terms of the 1992 and 1990 Stock Option Plans, the time at which options may be exercised due to a merger, consolidation or other reorganization of the Company with or into another entity will be accelerated. Under certain circumstances, such acceleration may result in an excess parachute payment and the imposition of an excise tax payable by the Optionee and the loss of a deduction to the Company under
Section 280(G) of the Internal Revenue Code with respect to any amounts which are excess parachute payments.

The foregoing discussion is a brief summary of the federal income tax rules generally applicable to nonqualified options in the circumstances described above. In this regard, there are special rules for other situations which may apply. For example, the tax treatment applicable where an Optionee is not subject to U.S. tax law or delivers shares of the Common Stock in payment of the option exercise price may be different from that described above.

COMPENSATION OF OUTSIDE DIRECTORS

Directors who are not officers or employees of Lehman Brothers Inc., the Company or any of its subsidiaries ("Outside Directors") are currently paid an annual retainer of $18,000 and $1,000 for each Board meeting attended, and an additional annual retainer of $3,000 for serving as chairman of any committee of the Board of Directors. In fiscal 1992, each Outside Director was also granted options to purchase 12,000 shares of Common Stock at $18 per share, which options become exercisable in September 1994.

ITEM 12  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         AND MANAGEMENT

The following table sets forth information as of March 31, 1994, regarding the beneficial ownership of Common Stock of the Company by principal holders, by each director of the Company beneficially owning Common Stock and by all officers and directors of the Company as a group.

                                                              NUMBER OF COMMON
                          NAME AND ADDRESS                       SHARES (1)               PERCENT
                          ----------------                    ----------------            -------
            Lehman Brothers Merchant Banking Portfolio
            Partnership, L.P.
                 American Express Tower
                 World Financial Center
                 New York, NY  10285                             2,547,334                10.9%

            Lehman Brothers Offshore Investment
            Partnership - Japan L.P.
                 Clarendon House
                 Church Street
                 Hamilton HMCX Bermuda                           2,061,555                 8.9%

            Lehman Brothers Capital
            Partners II L.P.
                 American Express Tower
                 World Financial Center
                 New York, NY  10285                             1,730,169                 7.4%

            Lehman Brothers Offshore Investment
            Partnership, L.P.
                 Clarendon House
                 Church Street
                 Hamilton HMCX Bermuda                             685,315                 2.9%

            Janus Capital Corporation
                 100 Fillmore Street, Suite 300
                 Denver, Colorado  80206                         2,067,678                 8.9%

            The Equitable Companies (2)
                 787 Seventh Avenue
                 New York, NY  10019                             1,246,612                 5.4%

            John P. Cashman
                 R.P. Scherer Corporation
                 2075 West Big Beaver Road
                 Troy, Michigan 48084                              541,984                 2.3%

            Aleksandar Erdeljan
                 R.P. Scherer Corporation
                 2075 West Big Beaver Road
                 Troy, Michigan 48084                              612,985                 2.5%

            All officers and directors as a group                1,161,570                 4.8%


(1) Number of common shares includes shares issuable within sixty days upon the exercise of outstanding options. The directors of the Company include officers of Lehman Brothers Inc. and certain affiliated merchant banking partnerships (collectively, "Lehman"). The figures set forth herein do not include shares which may be deemed to be beneficially owned by such directors as limited partners of Lehman Brothers Capital Partners II, L.P.

(2) These shares are owned jointly on behalf of AXA Assurances I.A.R.D. Mutuelle, AXA Assurances Vie Mutuelle, Alpha Assurances I.A.R.D. Mutuelle, Alpha Assurances Vie Mutuelle, and Uni Europe Assurance Mutuelle, as a group, as well as AXA, The Equitable Companies Incorporated, Alliance Capital Management L.P., and Donaldson, Lufkin & Jenrette Securities Corporation.

ITEM 13  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information with respect to certain relationships appears in Items 1, 8 and 10 of this Annual Report on Form 10-K. There were no reportable transactions involving the Company in regard to this item during the fiscal year ended March 31, 1994.

                                    PART IV

ITEM 14          EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
                 REPORTS ON FORM 8-K

    (a)      1.  FINANCIAL STATEMENTS - the consolidated financial statements of R.P. Scherer Corporation and Subsidiary and the related report of independent public accountants are included in Item 8 of this Annual Report on Form 10-K.

             2. FINANCIAL STATEMENT SCHEDULES - the financial statement schedules for R.P. Scherer Corporation are listed in the accompanying index to financial statement schedules (see page
                 59).

             3. EXHIBITS - the following exhibits are filed as part of this Annual Report on Form 10-K or, where indicated, were heretofore filed and are hereby incorporated by reference:

                  EXHIBIT NUMBER                                          DESCRIPTION
                  --------------                                          -----------
                        3.1              Restated Certificate of Incorporation of the Company dated May 15, 1990.
                                         Incorporated by reference to Exhibit 3.1 filed with the Company's
                                         Registration Statement on Form S-4, NO. 33-30999.

                        3.2              Certificate of Amendment of Restated Certificate of Incorporation of the
                                         Company dated August 21, 1991.  Incorporated by Reference to Exhibit 3.4
                                         filed with the Company's Registration Statement on Form S-1, No. 33-42392.

                        3.3              Certificate of Amendment of Restated Certificate of Incorporation of the
                                         Company dated October 11, 1991.  Incorporated by reference to Exhibit 3.5 filed with the Company's Registration Statement on Form S-1, No. 33-42392.

                        3.4              Certificate of Correction of Restated Certificate of Incorporation of the
                                         Company dated November 25, 1991.  Incorporated by reference to Exhibit 3.3 filed with the Company's Quarterly Report on Form 10-Q for the quarter ended
                                         December 31, 1991.

                        3.5              By-Laws of the Company.  Incorporated by reference to Exhibit 3.2 filed with the Company's Registration Statement on Form S-4, No. 33-30999.

                        4.1              Form of Senior Subordinated Debenture Indenture, dated as of November 1,
                                         1989, between R.P. Scherer International Corporation and the First National
                                         Bank of Boston, as Trustee (including form of Senior Subordinated Debenture).
                                         Incorporated by reference to Exhibit 4.1 filed with Scherer International's
                                         Quarterly Report on Form 10-Q for the quarter ended September 30, 1989.

                        4.2              Indenture dated as of January 1, 1994, between the Registrant and Comerica
                                         Bank, Trustee.  Incorporated by reference to Exhibit 2.1 filed with Scherer
                                         International's Registration Statement on Form 8-A, dated May 2, 1994.

                       10.1              Amended and Restated $175,000,000 Credit Agreement, dated as of March 30,
                                         1994, among R.P. Scherer International Corporation, certain of its subsidiaries, Comerica Bank, NBD Bank, N.A., Societe Generale, The Bank of
                                         Nova Scotia, and ABN AMRO Bank N.V..  Incorporate by reference to Exhibit
                                         10.1 filed with R.P. Scherer International Corporation's Annual Report on
                                         Form 10-K for the year ended March 31, 1994.

                       10.2              R.P. Scherer Corporation Management Incentive Compensation Plan, Amended and
                                         Restated July, 1993.  Incorporated by reference to Exhibit A.2 filed with the
                                         Company's Proxy Statement dated August 24, 1993.

                       10.3              Stock Option Plan of R.P. Scherer Corporation and Subsidiaries, Amended and
                                         Restated July, 1993.  Incorporated  by reference to Exhibit B.2 filed with the Company's Proxy Statement dated  August 24, 1993.

                       10.4              Executive Supplemental Benefit Plan for senior executives of R.P. Scherer
                                         International Corporation, dated as of April 1, 1981.  Incorporated by reference to Exhibit 10.15 filed with the Company's Annual Report on Form 10-
                                         K for the year ended March 31, 1988.

                       10.5              Extended Severance Plan of R.P. Scherer International Corporation dated
                                         November 10, 1988.  Incorporated by reference to Exhibit 19A filed with
                                         Scherer International's Quarterly Report on Form 10-Q for the quarter ended
                                         December 31, 1988.

                       10.6              R.P. Scherer International Corporation Employees' Retirement Income Plan
                                         effective August 6, 1986.  Incorporated by reference to Exhibit 10.33 of the
                                         Company's Registration Statement on Form S-1, No. 33-30362.

                       10.7              Employment Agreement, dated June 1, 1994, between the Company and John P.
                                         Cashman.  Incorporated by reference to Exhibit 10.7 of Scherer
                                         International's Annual Report on Form 10-K as of March 31, 1994.

                       10.8              Employment Agreement, dated June 1, 1994, between the Company and Aleksandar
                                         Erdeljan.  Incorporated by reference to Exhibit 10.8 of Scherer
                                         International's Annual Report on Form 10-K as of March 31, 1994.

                       10.9              Employment Agreement, Dated June 1, 1994, between the Company and Nicole S.
                                         Williams.  Incorporated by reference to Exhibit 10.9 of Scherer
                                         International's Annual Report on Form 10-K as of March 31, 1994.

                        21               Subsidiaries of the registrant.  filed herewith.

                        23               Consent of Arthur Andersen & Co.  Filed herewith.

(b) No reports on Form 8-K were filed with the Securities and Exchange Commission during the period for which this report is filed.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, R.P. Scherer Corporation has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 24, 1994.

                                        R.P. SCHERER CORPORATION


                                        By:       /s/ John P. Cashman
                                                     John P. Cashman
                                             Chairman and Co-Chief Executive
                                                        Officer

Pursuant to the requirements of the Securities Act of 1934, as amended, this Report has been signed below by the following persons on behalf of R.P. Scherer Corporation in the capacities indicated on June 24, 1994.:

                                    SIGNATURES                                        TITLE
                               /S/  John P. Cashman                          Chairman and Co-Chief
                               --------------------
                                 John P. Cashman                                Executive Officer

                             /s/  Aleksandar Erdeljan                        President and Co-Chief
                             ------------------------
                               Aleksandar Erdeljan                              Executive Officer

                              /s/ Nicole S. Williams                   Executive Vice President, Finance,
                              ----------------------                   Chief Financial Officer, Treasurer
                                Nicole S. Williams                                and Secretary

                               /s/ Thomas J. Stuart                       Vice President and Controller
                               --------------------                      (Principal Accounting Officer)
                                 Thomas J. Stuart

                               /s/ Frederick Frank                                  Director
                               -------------------
                                 Frederick Frank

                               /s/ Lori G. Koffman                                  Director
                               -------------------
                                 Lori G. Koffman

                             /s/ Gilbert H. Lamphere                                Director
                             -----------------------
                               Gilbert H. Lamphere

                                /s/ Louis Lasagna                                   Director
                                -----------------
                                  Louis Lasagna

                                /s/ Robert H. Rock                                  Director
                                ------------------
                                  Robert H. Rock

                                /s/ James A. Stern                                  Director
                                ------------------
                                  James A. Stern

                     INDEX TO FINANCIAL STATEMENT SCHEDULES

Financial Schedules                                                                              Page
- - - -------------------                                                                              ----

II.      Amounts Receivable from Employees                                                        61

V.       Property, Plant and Equipment                                                            62

VI.      Accumulated Depreciation of Property, Plant and Equipment                                63

VIII.    Valuation Accounts                                                                       64

X.       Supplementary Income Statement Information                                               65


All other schedules are omitted as data is contained in the consolidated financial statements or are not applicable or not required.

                    R.P. SCHERER CORPORATION AND SUBSIDIARY
                SCHEDULE II - AMOUNTS RECEIVABLE FROM EMPLOYEES


            (In Thousands)                         Balance at                                             Balance at
                                                    Beginning                           Amounts             End of
            Name of Debtor                          of Period         Additions         Collected           Period
            --------------                          ---------         ---------         ---------           ------
            For the year ended March 31, 1994:      $       0         $       -         $        -         $       0
                                                    ---------         ---------         ----------         ---------

            For the year ended March 31, 1993:      $       0         $       -         $        -         $       0
                                                    ---------         ---------         ----------         ---------

            For the year ended March 31, 1992:
            J. Cashman, Chairman and
             A. Erdeljan, President . . . . . . .   $     400         $       -         $    (400) (a)     $       0
                                                    ---------         ---------         ----------         ---------

 (a) The above note was forgiven in entirety as agreed to due to a successful stock offering in October 1991.

                    R.P. SCHERER CORPORATION AND SUBSIDIARY
                   SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT


   (In thousands)                       Balance at                                                                Balance at
                                       Beginning of       Additions                            Other                 End
          Description                     Period           to Cost         Retirements       Changes (b)          of Period
          -----------                  ------------       ---------        -----------       -----------         -----------

   Year ended March 31, 1994:
   -------------------------

   Land and improvements                   $16,932              $32               $0             ($120)           $16,844
   Buildings and equipment                  55,480            5,628                0            (1,030)            60,078
   Machinery and equipment                 141,200           27,433           (1,028)           (6,131)           161,474
   Furniture and fixtures                    9,483            1,096             (349)              701             10,931
   Transportation equipment                  1,145              697              (99)               56              1,799
   Leasehold improvements                    5,822              222              (24)            2,669              8,689
   Construction in progress                 13,476            4,395  (a)      (1,236)            8,542             25,177
                                          --------          -------          -------            ------           --------
                                          $243,538          $39,503          ($2,736)           $4,687           $284,992
                                          ========          =======          =======            ======           ========


   Year ended March 31, 1993:
   -------------------------

   Land and improvements                   $17,881             $279              ($2)          ($1,226)           $16,932
   Buildings and equipment                  46,844            4,746              (61)            3,951             55,480
   Machinery and equipment                 105,718           18,623           (3,976)           20,835            141,200
   Furniture and fixtures                    6,792            3,458             (910)              143              9,483
   Transportation equipment                    478              839             (311)              139              1,145
   Leasehold improvements                    6,119               24             (522)              201              5,822
   Construction in progress                  7,125            5,223   (a)         (8)            1,136             13,476
                                          --------          -------          -------            ------           --------

                                          $190,957          $33,192          ($5,790)          $25,179           $243,538
                                          ========          =======          =======            ======           ========


   Year ended March 31, 1992:
   -------------------------

   Land and improvements                   $17,520             $381             ($42)              $22            $17,881
   Buildings and equipment                  43,039            3,370               (1)              436             46,844
   Machinery and equipment                  92,899           11,764           (2,563)            3,618            105,718
   Furniture and fixtures                    4,613            2,256             (349)              272              6,792
   Transportation equipment                    331              298             (169)               18                478
   Leasehold improvements                    5,853              251             (167)              182              6,119
   Construction in progress                  2,312            2,627   (a)       (125)            2,311              7,125
                                          --------          -------          -------            ------           --------

                                          $166,567          $20,947          ($3,416)           $6,859           $190,957
                                          ========          =======          =======            ======           ========



(a) Net of transfers to various property, plant and equipment categories.
(b) Includes changes due to fluctuations in foreign currency exchange rates, purchase accounting adjustments, and disposals of certain discontinued businesses. Also included in fiscal year 1993 are changes due to adoption of SFAS 109.

                       R.P. SCHERER CORPORATION AND SUBSIDIARY
         SCHEDULE VI - ACCUMULATED DEPRECIATION OF PROPERTY, PLANT AND EQUIPMENT


            (In Thousands)               Balance at      Additions Charged                                               Balance at
                                         Beginning         to Costs and                                Other                End
                  Description            of Period         Expenses (b)           Retirements       Changes (a)          of Period
                  -----------            ----------      -----------------        -----------       -----------          ----------
            Year ended March 31, 1994:
            Land and improvements              $83              $23                     --                ($3)               $103
            Buildings and equipment          6,375            2,157                     --             (1,535)              6,997
            Machinery and equipment         37,722           12,227                  ($794)              (651)             48,504
            Furniture and fixtures           3,701            1,915                   (325)              (419)              4,872
            Transportation equipment           297              393                    (68)                55                 677
            Leasehold improvements             809              406                    (24)               933               2,124
                                           -------          -------                -------            -------             -------
                                           $48,987          $17,121                ($1,211)           ($1,620)            $63,277
                                           =======          =======                =======            =======             =======

            Year ended March 31, 1993:
            Land and improvements              $12              $32                     --                $39                 $83
            Buildings and equipment          3,940            1,832                    (26)               629               6,375
            Machinery and equipment         25,398           12,137                 (4,064)             4,251              37,722
            Furniture and fixtures           2,524            1,848                   (883)               212               3,701
            Transportation equipment           (26)             334                   (198)               187                 297
            Leasehold improvements           1,480              347                   (515)              (503)                809
                                           -------          -------                -------            -------             -------
                                           $33,328          $16,530                ($5,686)            $4,815             $48,987
                                           =======          =======                =======            =======             =======

            Year ended March 31, 1992:
            Land and improvements               $8               $4                     --                 --                 $12
            Buildings and equipment          1,710            1,855                     (2)               377               3,940
            Machinery and equipment         14,980            9,710                 (2,364)             3,072              25,398
            Furniture and fixtures           1,179            1,454                   (312)               203               2,524
            Transportation equipment           (76)             152                   (120)                18                 (26)
            Leasehold improvements           1,122              454                   (124)                28               1,480
                                           -------          -------                -------            -------             -------
                                           $18,923          $13,629                ($2,922)            $3,698             $33,328
                                           =======          =======                =======            =======             =======


(a) Includes changes due to fluctuations in foreign currency exchange rates, purchase accounting adjustments, and disposals of certain discontinued businesses. Also included in fiscal year 1993 are changes due to adoption of SFAS 109.

(b)      The Company provided for depreciation at the following annual rates:
           Buildings and improvements - 2% to 5%
           Machinery, equipment, furniture and fixtures, etc. - 5% to 33 1/3%.

                    R.P. SCHERER CORPORATION AND SUBSIDIARY
                       SCHEDULE VIII - VALUATION ACCOUNTS


(in thousands)                             Balance at     Charged to           Other                          Balance at
                                           Beginning       Costs and        Changes Add                         End of
Description                                of Period       Expenses        (Deduct) (A)       Deductions        Period
- - - -----------                                ---------       ---------       ------------       ----------        ------
FOR THE YEAR ENDED MARCH 31, 1994:
Valuation accounts deducted
from related assets -
  Reserve for doubtful accounts            $ 2,260         $1,123            $  (53)          $   (427)        $ 2,903
  Reserve for unmerchantable
  inventories                                2,188            828               (44)            (1,271)          1,701
  Reserve for future tax
  benefits                                  23,777          1,613                 0                  0          25,390
                                           ---------       ---------       ------------       ----------        ------

FOR THE YEAR ENDED MARCH  31, 1993:
Valuation accounts deducted
  from related assets -
  Reserve for doubtful
  accounts                                  $2,064         $   638          $     (35)        $   (407)         $2,260
  Reserve for unmerchantable
  inventories                                1,900             706                (43)            (375)          2,188
  Reserve for future tax
  benefits                                       0           4,460            19,317 (b)             0          23,777
                                           ---------       ---------       ------------       ----------        ------

FOR THE YEAR ENDED MARCH 31, 1992:
Valuation accounts deducted
from related assets -
  Reserve for doubtful
  accounts                                  $1,416         $   873          $    22           $   (247)         $2,064
  Reserve for unmerchantable
  inventories                                1,920             289               26               (335)          1,900
                                           ---------       ---------       ------------       ----------        ------

(a) Includes changes due to fluctuations in foreign currency exchange rates.

(b) Resulting from initial adoption of SFAS 109, included in net cumulative effect of accounting change.

                    R.P. SCHERER CORPORATION AND SUBSIDIARY
            SCHEDULE X - SUPPLEMENTARY INCOME STATEMENT INFORMATION

    (In thousands)                                                            Twelve Months
                                                                             Ended March 31,
                                                               --------------------------------------------
                                                               1994                1993                1992
                                                               ----                ----                ----
    Charged to Costs and Expenses -
      Maintenance and repairs                                 $10,463             $11,197             $ 9,121
      Amortization of intangible and other assets               6,849               6,148               7,850
      Taxes, other than payroll and income taxes                2,586               2,231               2,987
                                                             --------             -------             -------

Amounts charged to costs and expenses for (1) royalties and (2) advertising costs have been omitted since each is less than 1% of net sales.

                               INDEX TO EXHIBITS


Exhibit Description                                                                             Page
- - - -------------------                                                                             ----

Exhibit 21 - Subsidiaries                                                                        66

Exhibit 23 - Consent of Arthur Andersen & Co.                                                    68