Form 10-Q
period 1994-06-30
SCHERER R P CORP /DE/
filed 1994-08-12
CIK 855106

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549




                                  FORM 10-Q


/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1994

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /X/ NO / /

                    APPLICABLE ONLY TO CORPORATE ISSUERS:

Number of shares outstanding of the registrant's common stock as of August 11, 1994: 23,287,043 shares of common stock, par value $.01.

                                    PART I

ITEM 1           FINANCIAL STATEMENTS





           R.P. SCHERER CORPORATION AND SUBSIDIARY
           CONSOLIDATED STATEMENT OF OPERATIONS




                                                            (In thousands, except per share data)
                                                            -------------------------------------
                                                             For the three months ended June 30,
                                                            -------------------------------------
                                                                1994                    1993
                                                            ------------             ------------
 Net sales                                                  $132,938                  $108,454
 Cost of sales                                                83,756                    67,746
 Selling and administrative expenses                          17,528                    14,332
 Research and development expenses, net                        4,391                     3,108
                                                            ------------             ------------

 Operating income                                             27,263                    23,268

 Interest expense                                              3,546                     5,700
 Interest earned and other                                      (409)                     (590)
                                                            ------------             ------------

 Income from continuing operations before
   income taxes and minority interests                        24,126                    18,158

 Income taxes                                                  8,540                     6,448
 Minority interests                                            4,161                     3,114
                                                            ------------             ------------

 Net income                                                 $ 11,425                 $   8,596
                                                            ============             ============

 Per Common and Common Equivalent Share:
   Net income                                               $   0.47                 $    0.36
                                                            ============             ============
 Average number of common and common
   equivalent shares                                          24,312                    24,175





        The accompanying notes are an integral part of this statement.

                    R.P. SCHERER CORPORATION AND SUBSIDIARY
                 CONSOLIDATED STATEMENT OF FINANCIAL POSITION


                                                                      (In thousands)
                                                               June 30,            March 31,
                                                                 1994                1994
                                                             -------------       -------------
                          ASSETS
                          ------
 CURRENT ASSETS:
   Cash and cash equivalents                                 $   23,031          $   16,576
   Short-term investments                                         4,360               6,041
   Receivables, less reserves of:
        June 30, 1994 - $3.4 million;
        March 31, 1994 - $2.9 million                           102,670              98,775
   Inventories                                                   61,512              56,492
   Other current assets                                           6,401               5,260
                                                             -------------       -------------
                                                                197,974             183,144
                                                             -------------       -------------
 PROPERTY:
   Property, plant and equipment, at cost                       302,132             284,992
   Accumulated depreciation                                     (70,523)            (63,277)
                                                             -------------       -------------
                                                                231,609             221,715
                                                             -------------       -------------
 OTHER ASSETS:
   Intangibles, net of amortization                             188,989             188,396
   Deferred financing fees, net of amortization                   2,047               1,658
   Other assets                                                  17,363              18,501
                                                             -------------       -------------
                                                                208,399             208,555
                                                             -------------       -------------

                                                             $  637,982          $  613,414
                                                             =============       =============

            LIABILITIES AND SHAREHOLDERS' EQUITY
            ------------------------------------

 CURRENT LIABILITIES:
   Notes payable and current portion of long-term debt       $    4,001          $    3,936
   Accounts payable                                              46,903              52,086
   Accrued liabilities                                           37,736              36,802
   Accrued income taxes                                           5,802               1,967
                                                             -------------       -------------
                                                                 94,442              94,791
                                                             -------------       -------------
 LONG-TERM LIABILITIES AND OTHER:
   Long-term debt                                               195,344             187,949
   Other long-term liabilities                                   51,547              49,865
   Deferred income taxes                                         31,740              30,745
   Minority interests in subsidiaries                            33,301              35,354
                                                             -------------       -------------
                                                                311,932             303,913
                                                             -------------       -------------

 COMMITMENTS AND CONTINGENCIES (Note 4)

 SHAREHOLDERS' EQUITY:
   Preferred stock, 500,000 shares authorized, none
     issued                                                           -                   -
   Common stock, $.01 par value, 50,000,000 shares
     authorized, 23,287,043 shares issued                           233                 233
   Additional paid-in capital                                   234,157             234,157
   Retained earnings (deficit)                                    1,568              (9,857)
   Currency translation adjustment                               (4,350)             (9,823)
                                                             -------------       -------------
                                                                231,608             214,710
                                                             -------------       -------------

                                                             $  637,982          $  613,414
                                                             =============       =============


        The accompanying notes are an integral part of this statement.

                    R.P. SCHERER CORPORATION AND SUBSIDIARY
                     CONSOLIDATED STATEMENT OF CASH FLOWS



                                                                         (In thousands)
                                                                    For the three months ended
                                                                             June 30,
                                                                    -----------------------------
                                                                        1994             1993
                                                                    ------------     ------------
 OPERATING ACTIVITIES:
   Net income                                                       $ 11,425           $  8,596
   Adjustments to reconcile net income to net cash provided
     by operating activities:
       Depreciation                                                    5,002              4,295
       Amortization of intangible assets                               1,536              1,078
       Amortization of deferred financing costs and debt
        discount                                                         147                406
       Minority interests in net income                                4,161              3,114
       Deferred tax provision and other                                  367             (1,215)
       (Increase) decrease in receivables                              2,552             (3,278)
       Increase in inventories and other current assets               (2,743)            (3,441)
       Decrease in accounts payable and accrued expenses              (8,056)           (12,643)
                                                                    ------------     ------------

 Net cash provided (used) by operating activities                     14,391             (3,088)
                                                                    ------------     ------------
 INVESTING ACTIVITIES:
   Purchases of plant and equipment                                   (7,647)            (8,483)
   Proceeds from sales of plant and equipment                            509                154
   Other                                                                (205)               637
                                                                    ------------     ------------

 Net cash used by investing activities                                (7,343)            (7,692)
                                                                    ------------     ------------


 FINANCING ACTIVITIES:
   Proceeds from long-term borrowings                                 33,390             17,194
   Long-term debt retirements and payments                           (27,929)            (5,799)
   Short-term borrowings, net                                            325                 51
   Cash dividends paid to minority shareholders of subsidiaries       (7,205)              (729)
                                                                    ------------     ------------

 Net cash provided (used) by financing activities                     (1,419)            10,717
                                                                    ------------     ------------

 Effect of currency translation on cash and cash equivalents             826               (781)
                                                                    ------------     ------------

 Net increase (decrease) in cash and cash equivalents                  6,455               (844)

 Cash and cash equivalents, beginning of period                       16,576             30,389
                                                                    ------------     ------------

 Cash and cash equivalents, end of period                           $ 23,031           $ 29,545
                                                                    ============     ============



        The accompanying notes are an integral part of this statement.

                    R.P. SCHERER CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of R.P. Scherer Corporation (the "Company"), a Delaware corporation, and its wholly-owned subsidiary, R.P. Scherer International Corporation ("Scherer International"). The Company's only operating asset is the common stock of Scherer International. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting only of normal recurring items) necessary for the fair presentation of financial position and results of operations. These consolidated financial statements and related notes have been prepared pursuant to the Rules and Regulations set forth by the Securities and Exchange Commission and should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended March 31, 1994, as filed with the Securities and Exchange Commission.

2.       INCOME TAXES

The Company records income tax expense for interim periods based on an estimated consolidated effective income tax rate for the fiscal year. The effective income tax rate in 1994 and 1993 is higher than the U.S. Federal income tax rate due to higher foreign income tax rates and goodwill amortization not deductible for income tax purposes.

3.       INVENTORIES

The components of inventories are as follows:

          (In thousands)                    June 30,       March 31,
                                             1994            1994
                                           ---------       ---------
          Raw materials and supplies        $33,364         $26,760
          Work in process                     9,334          10,289
          Finished goods                     18,814          19,443
                                           ---------       ---------
                                            $61,512         $56,492
                                           =========       =========

4.       CONTINGENCIES

Three separate actions, which sought damages for, among other things, alleged violations of state securities laws, fraud, misrepresentation, breach of contract, conversion and negligence in connection with the 1986 private placement sale of limited partnership interests and warrants of Paco Development Partners II, a research and development partnership of which a former subsidiary of the Company serves as general partner, have been settled in a class action settlement. These actions include two New Jersey State court actions which were consolidated (Nelson v. Dean Witter Reynolds, Inc., and Barrios et al. v. Paco Pharmaceutical Services, Inc., et al.) and a New Jersey federal court action (Nelson v. Ian Ferrier). The Company recognized during the fourth quarter of fiscal 1994 a special charge of approximately $3.2 million representing the anticipated amount of all settlement-related costs in excess of previously provided reserves.

On March 30, 1992, OCAP Acquisition Corp. ("OCAP") commenced an action in the Supreme Court of the State of New York, County of New York, against Paco, certain of its subsidiaries, the Company and

                    R.P. SCHERER CORPORATION AND SUBSIDIARY

Scherer International (collectively, the "defendants"), arising out of the termination of an Asset Purchase Agreement dated February 21, 1992 (the "Purchase Agreement") between OCAP and the defendants providing for the purchase of substantially all the assets of Paco. On May 15, 1992, OCAP served an amended verified complaint (the "Amended Complaint"), asserting causes of action for breach of contract and breach of the implied covenant of good faith and fair dealing, arising out of defendants' March 25, 1992 termination of the Purchase Agreement, as well as two additional causes of action that were subsequently dismissed by order of the court. The Amended Complaint seeks $75 million in actual damages, $100 million in punitive damages, as well as OCAP's attorney fees and other litigation expenses, costs and disbursements incurred in bringing this action. Discovery with respect to the action has commenced; however, discovery has been temporarily stayed by OCAP's filing of a motion for partial summary judgment and the Company's cross-motion for dismissal. The Court recently denied both motions, and the parties have appealed this decision. Based upon the investigation conducted by the Company to date, the Company believes that this action lacks merit and intends to defend against it vigorously. In the opinion of management, the ultimate outcome of this litigation will not have a material adverse effect on the Company's business or financial condition.

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

5.       BUSINESS ACQUISITION

On July 1, 1993, the Company acquired all outstanding capital stock of Pharmagel S.p.A. (Italy) and Pharmagel S.A. (France) (jointly "Pharmagel"), a manufacturer of softgels which had been privately held. The Company accounted for the acquisition as a purchase for financial reporting purposes, and has included the net assets and results of operations of Pharmagel in the Company's consolidated financial statements beginning July 1, 1993. The aggregate purchase price, which approximated $30 million, was allocated to assets and liabilities based on their fair values as of the date of acquisition, as well as to a five year, $3.0 million non-compete agreement with the former owners of Pharmagel. The purchase was funded primarily by borrowings under the Company's bank credit facility, plus an additional amount payable to the sellers during the next six years not to exceed $4.5 million plus interest.

                    R.P. SCHERER CORPORATION AND SUBSIDIARY

The allocation of the purchase price to the assets and liabilities of Pharmagel was based upon various valuations and studies. The adjustments to the historical net assets of Pharmagel are summarized as follows (amounts in thousands):

      Historical net assets of Pharmagel at July 1, 1993   $ 5,242

      Adjustments of assets and liabilities:
        Current assets                                        (675)
        Plant and equipment                                  1,321
        Covenant not to compete                              3,000
        Goodwill                                            27,200
        Current liabilities                                 (3,764)
        Long-term liabilities                               (2,324)
                                                           ---------
                                                           $30,000
                                                           =========

The cost of the covenant not to compete is being amortized over the life of the agreement. Goodwill is being amortized on a straight-line basis over forty years.

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

         (In thousands, except per share amounts)        For the quarter ended
                                                            June 30, 1993
                                                         ---------------------
          Net sales                                         $115,591
          Net income                                           8,449
          Net income per share                                  0.35

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

ITEM 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
         OF OPERATIONS AND FINANCIAL CONDITION

GENERAL

The following discussion and analysis of financial results and condition covers the three month periods ended June 30, 1994 and 1993. A majority of the Company's sales, income and cash flows is derived from its international operations. With the exception of operations in highly inflationary economies, which are measured in U.S. dollars, the financial position and the results of operations of the Company's foreign operations are measured using the local currencies of the countries in which they operate, and are translated into U.S. dollars. Although the effects of foreign currency fluctuations are mitigated by the fact that expenses of foreign subsidiaries are generally incurred in the same currencies in which sales are generated, the reported results of operations of the Company's foreign subsidiaries will be higher or lower depending upon a weakening or strengthening of the U.S. dollar. In addition, a substantial portion of the Company's net assets are based in its foreign operations, and are translated into U.S. dollars at foreign currency exchange rates in effect as of the end of each period. Accordingly, the Company's consolidated shareholders' equity will fluctuate depending upon the strengthening or weakening of the U.S. dollar.


RESULTS OF OPERATIONS

Quarters Ended June 30, 1994 and 1993

Sales of $132.9 million for the three months ended June 30,1994 established a new quarterly sales record, and represent a 23% increase from sales of $108.5 million achieved in the same period of 1993. Sales for this year's first quarter include $2.9 million from the former Pharmagel operations, which were acquired July 1, 1993 (see Note 5 to the consolidated financial statements). A somewhat stronger U.S. dollar, on average, had the effect of reducing reported sales for the current year quarter. On a constant exchange rate basis, sales increased 25% in the quarter ended June 30, 1994 compared to the same quarter of the prior year.

The Company's 12-month sales order backlog amounted to $147.6 million at June 30,1994, a 44% increase from backlog at the same time last year. Sales backlog increased 38% as measured using constant exchange rates. The increase in backlog reflects continuing strong orders for the Company's products, most notably in North America and Germany.

Operating income was $27.3 million for the June 30, 1994 quarter, a 17% gain from the $23.3 million earned in the same period of the prior year. On a constant exchange rate basis, operating income rose 19% between these two quarters. Operating margin, however, was 20.5% for the June 30, 1994 quarter, compared to 21.5% for the same quarter last year. The current quarter's results reflect changes in product sales mix and a $3.2 million, or 22%, increase in selling and administrative expenses, as well as anticipated increases in research and development costs. As described further below, the Company continues to experience disproportionate sales growth of lower margin nutritional products, as well as over-the-counter ("OTC") pharmaceutical products, where the Company sources directly a majority of the softgel fill material content. The significant increase in selling and administrative expenses is attributable to the addition of Pharmagel operations and additional investments in marketing staffs and related costs in the United States and Germany.

An intensification of research and development efforts further contributed to the decline in operating income and margin. Excluding the increase in research and development expenses in the current year quarter, operating income increased nearly 23% compared to the same quarter a year ago. Research and development costs were $4.4 million for the quarter ended June 30, 1994, representing a 41% increase from the $3.1 million incurred during last year's first quarter. A majority of this increase relates to the

Advanced Therapeutic Products ("ATP") Group, which was formed in fiscal 1994 to engage in the development of off-patent or soon to become off-patent drug compounds reformulated utilizing the Company's advanced delivery systems. The Company expects that spending for the ATP Group's activities will continue to increase at a significant rate for the foreseeable future.

Net income reached an all-time quarterly record of $11.4 million, or $0.47 per share, for the quarter ended June 30, 1994, compared to $8.6 million, or $0.36 per share, for the same quarter last year. In addition to the improvement in operating income discussed above, the Company realized the benefit of a $2.0 million reduction in net interest expense, primarily associated with the January 1994 refinancing of $125 million of 14% subordinated debentures with a combination of $100 million 6 3/4% senior notes and bank debt. Partially offsetting the gain in net income was a $1.0 million increase in minority interests in income of subsidiaries as a result of a substantial improvement in earnings of the Company's 51%-owned German operation. The consolidated effective income tax rate remained relatively constant between the June 30, 1994 and 1993 quarters, amounting to just over 35% of pretax income.

Results by Geographic Segment

The following sets forth operating results for each of the Company's geographic segments for the quarters ended June 30, 1994 and 1993:

 (In thousands)                 Sales                    Operating Income             Operating Margin
                        -----------------------       -----------------------      -----------------------
                          1994           1993           1994           1993          1994           1993
                        --------      ---------       --------       --------      --------       --------
 United States          $ 32,993       $ 28,346       $ 7,511        $ 8,031         22.8%          28.3%
 Europe                   74,226         56,662        17,151         11,866         23.1           20.9
 Other International      25,719         23,446         5,417          5,098         21.1           21.7
 Unallocated (1)            -              -           (2,816)        (1,727)         -              -
                        --------      ---------       --------       --------      --------       --------
                        $132,938       $108,454       $27,263        $23,268         20.5%          21.5%
                        ========      =========       ========       ========      ========       ========

    (1) Includes general Corporate expenses and, in 1994, expenses associated with the ATP Group.

The Company's United States operations generated a 16% sales gain for the quarter ended June 30,1994. Sales of pharmaceutical softgels, both prescription and OTC, were particularly strong, enhanced by planned customer launches of products such as Alka-Seltzer Plus from Miles Laboratories and Drixoral from Schering-Plough. Sales of nutritional softgels also continued to increase, led by the introduction earlier in 1994 of branded antioxidant softgels by two major U.S. consumer products companies. The increase in sales yielded little in incremental margin as the Company experienced an overall shift in its mix of sales towards products with higher material cost content, such as health and nutritional softgels. Operating income declined $0.5 million as the incremental profit from the additional product sales was more than offset by the costs of increased marketing staffs and development resources to meet the increasing demand for the Company's products.

Sales in Europe increased 31% for the June 30, 1994 quarter, as compared to the same quarter last year. On a constant exchange rate basis, this sales increase amounted to 35%. While sales were strong throughout Europe, the most significant increase was achieved in Germany, where the Company continues to rebound from the effects of last year's government healthcare reforms. As previously mentioned, the acquisition of Pharmagel in July 1993 also contributed to the sales gain. Primarily as a result of the recent strength of the German pharmaceutical market, operating income increased 45% between the two quarters, and operating margin increased to 23.1% compared to 20.9% in the prior year.

The Company's Other International segment contributed a $2.3 million, or 10%, increase in sales for the quarter ended June 30, 1994, as a result of strong demand for both pharmaceutical and nutritional softgels in Japan and Canada, as well as hardshell capsules produced by the Company's Pharmaphil division located in Canada. A relatively modest 6% increase in operating income was achieved, as recent softness in the Australian nutritionals market offset the gains in Japan and Canada.

CASH FLOWS

Cash and cash equivalents increased by $6.5 million for the quarter ended June 30, 1994, as compared with a decrease of $0.8 million in the same period in 1993. Operating activities provided cash of $14.4 million and used cash of $3.1 million for the current and prior year periods, respectively. For the period ended June 30, 1994, cash generated from continued strong earnings was partially offset by a $8.2 million increase in net working capital. Such increase is related primarily to the timing of payments for interest and dividends to minority shareholders. For the prior year period, cash generated from operating earnings was offset by a $19.4 million increase in net working capital. Decreases in current liabilities primarily related to the timing of interest and other payments contributed to the prior year net working capital increase.

Capital expenditures for the current year quarter amounted to $7.6 million, compared to the prior year period's capital expenditures of $8.5 million. Current quarter capital spending consisted primarily of expenditures in North America related to the construction of a new satellite softgel production facility, in the United Kingdom related to the continuing expansion of the Zydis(R) production facility and in Australia for the construction of a replacement manufacturing facility, as well as general facility and equipment additions and improvements. In the prior year, capital expenditures were related primarily to the construction in the United Kingdom of the Zydis(R) production and Pulsincap(R) development facilities, and other general facility and equipment additions and improvements.

Financing activities for the quarter ended June 30, 1994, reflect a net $5.1 million of borrowings under the Company's bank credit facility used to fund capital expenditures. Other significant financing uses include $7.2 million of dividends paid to minority shareholders of subsidiaries. In the prior year period, financing activities reflect $10.9 million of net borrowings under the Company's bank credit facility to fund working capital needs and capital expenditures.

LIQUIDITY AND FINANCIAL CONDITION

During the next several years, a significant portion of the Company's cash flow will be used to reduce and service indebtedness and fund capital expenditures. The Company believes that its future cash flows from operations, together with cash and short-term investments aggregating $27.4 million at June 30, 1994 and amounts available under bank credit facilities will be adequate to meet anticipated debt service, capital investment and operating cash requirements.

The Company actively reviews drug delivery systems businesses and technologies for potential investment, consistent with its strategic objectives. An example is the Company's fiscal 1994 acquisition of an ophthalmic drug delivery technology from Zeneca Limited, and an agreement to fund feasibility studies for a dry-powder inhaler device and a controlled-release tablet product with another UK-based drug research concern. Management presently anticipates that any acquisition requiring significant funding would be financed largely through the issuance of common stock, depending upon market conditions, so as not to increase the Company's debt to equity relationship.

At June 30, 1994, the Company's outstanding long-term indebtedness consisted of approximately $99.3 million of 6 3/4% senior notes (net of a $0.7 million discount), $72.0 million of borrowings under the Company's bank credit facility, $12.0 million of industrial development revenue bonds, and approximately $13.0 million of other indebtedness. The senior notes bear interest at 6 3/4% of face value, payable semi-annually, and mature in full in February 2004. Annual interest expense on the senior notes outstanding is approximately $6.8 million (excluding amortization of the original issue discount and deferred financing fees). The senior notes have been listed on the New York Stock Exchange.

In March 1994, the Company entered into a new bank credit facility as a replacement for the Company's previous bank credit agreement. This credit facility allows for revolving credit borrowings up to an aggregate of $175.0 million in various currencies, and expires April 1, 1999. Interest is payable quarterly at LIBOR plus .675% as of June 30, 1994, with further reductions expected to be realized throughout the remainder of fiscal 1995 based on certain financial performance criteria, or at the bank's prime rate. Unused borrowing availability is subject to annual commitment fees of 1/4%. Borrowings under this agreement are unsecured, and rank pari passu with all other unsecured and senior indebtedness.

The bank credit facility requires the Company to satisfy various annual and quarterly financial tests, including maintenance on a consolidated basis of a specified minimum or maximum current level of tangible net worth and cash flow coverage, leverage, and fixed charge ratios. The agreement also restricts the Company's ability to incur additional indebtedness or liens, make investments and loans, dispose of assets, or consummate a business combination, and limits the ability of the Company to pay dividends. The indenture under which the senior notes were issued also restricts the Company's ability to incur additional liens, enter into sale-leaseback transactions, engage in certain transactions with affiliates, and engage in certain business combinations. As of June 30, 1994, the Company does not currently have plans to declare or pay any cash dividends.

Pursuant to other revolving credit arrangements, the Company and certain of its subsidiaries may borrow up to $15.5 million. As of June 30, 1994, the Company had outstanding approximately $3.0 million under these revolving credit arrangements.

Capital expenditures in fiscal 1995 are expected to approximate $50 million and will include facilities expansions or replacement in Australia, Europe, and North America, continuing expenditures for the expansion of manufacturing capacity for Zydis(R) fast dissolving dosage products, and general facility and equipment upgrade and replacement costs worldwide. The Company expects to fund such capital expenditures primarily from operating cash flows and, to the extent necessary, from its bank credit facility. As of June 30, 1994, the Company has approximately $4.0 million of commitments for future capital expenditures.

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

                                    PART II


ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY
         HOLDERS

         None


ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K

(a)    EXHIBITS - None.

(b) REPORTS ON FORM 8-K: One report on Form 8-K was filed with the Securities and Exchange Commission during the period for which this report is filed. Such report, dated May 18, 1994, contained the press release in which the Company reported its fourth quarter and full fiscal year operating results for the period ended March 31, 1994. The press release also discussed special operating charges recognized in the fourth quarter of fiscal 1994 for an anticipated litigation settlement and for costs associated with a planned plant relocation.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                      R.P. SCHERER CORPORATION


Date: August 12, 1994              By: /s/ Nicole S. Williams
                                       Nicole S. Williams
                                       Executive Vice President, Finance
                                       and Chief Financial Officer,
                                       Treasurer, and Secretary