Form 10-Q
period 1994-09-30
SCHERER R P CORP /DE/
filed 1994-11-14
CIK 855106

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                               -----------------


                                    FORM 10-Q


  /X/      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934
               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1994

                                       OR

  / /      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934


                        COMMISSION FILE NUMBER 33-30999


                               -----------------


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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Number of shares outstanding of the registrant's common stock as of November 10, 1994: 23,299,417 shares of common stock, par value $.01.

===============================================================================

                                     PART I

ITEM 1           FINANCIAL STATEMENTS




                    R.P. SCHERER CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF OPERATIONS



                                                              (In thousands, except per share data)
                                                 -------------------------------------------------------------
                                                 For the three months ended           For the six months ended
                                                        September 30,                       September 30,
                                                 --------------------------           ------------------------
                                                   1994              1993               1994            1993
                                                 --------          --------           --------        --------
 Net sales                                       $121,312          $105,179           $254,250        $213,633
 Cost of sales                                     77,113            69,715            160,869         137,461
 Selling and administrative expenses               16,815            14,402             34,343          28,734
 Research and development expenses, net             4,591             3,104              8,982           6,212
                                                 --------          --------           --------        --------
 Operating income                                  22,793            17,958             50,056          41,226
 Interest expense                                   3,674             6,027              7,220          11,727
 Interest earned and other                           (293)             (364)              (702)           (954)
                                                 --------          --------           --------        --------
 Income from continuing operations before
   income taxes and minority interests             19,412            12,295             43,538          30,453

 Income taxes                                       6,890             3,602             15,430          10,050
 Minority interests                                 3,379             2,136              7,540           5,250
                                                 ---------          --------         ---------       ---------
 Net income                                      $  9,143          $  6,557           $ 20,568        $ 15,153
                                                 =========         ========           ========        ========

 Per Common and Common Equivalent Share:
   Net income                                       $0.37             $0.27              $0.84           $0.63
                                                    =====             =====              =====           =====


 Average number of common and common
   equivalent shares                               24,446            24,208             24,421          24,191



         The accompanying notes are an integral part of this statement.

                    R.P. SCHERER CORPORATION AND SUBSIDIARY

                  CONSOLIDATED STATEMENT OF FINANCIAL POSITION


                                                                    (In thousands)
                                                              September 30,     March 31,
                                                              -------------    -----------
                                                                   1994            1994
                           ASSETS

 CURRENT ASSETS:
   Cash and cash equivalents                                    $ 22,281       $ 16,576
   Short-term investments                                          4,412          6,041
   Receivables, less reserves of:
     September 30, 1994 - $3.5 million;
     March 31, 1994 - $2.9 million                                97,128         98,775
   Inventories                                                    66,134         56,492
   Other current assets                                            6,592          5,260
                                                                --------       --------
                                                                 196,547        183,144
                                                                --------       --------
 PROPERTY:
   Property, plant and equipment, at cost                        318,092        284,992
   Accumulated depreciation                                      (76,927)       (63,277)
                                                                --------       --------
                                                                 241,165        221,715
                                                                --------       --------
OTHER ASSETS:
   Intangibles, net of amortization                              189,754        188,396
   Deferred financing fees, net of amortization                    1,805          1,658
   Other assets                                                   17,003         18,501
                                                                --------       --------
                                                                 208,562        208,555
                                                                --------       --------
                                                                $646,274       $613,414
                                                                ========       ========

                     LIABILITIES AND SHAREHOLDERS' EQUITY


  CURRENT LIABILITIES:
   Notes payable and current portion of long-term debt          $  4,545       $  3,936
   Accounts payable                                               36,111         52,086
   Accrued liabilities                                            43,304         36,802
   Accrued income taxes                                            8,731          1,967
                                                                --------       --------
                                                                  92,691         94,791
                                                                --------       --------
 LONG-TERM LIABILITIES AND OTHER:
   Long-term debt                                                190,514        187,949
   Other long-term liabilities                                    52,253         49,865
   Deferred income taxes                                          30,533         30,745
   Minority interests in subsidiaries                             36,206         35,354
                                                                --------       --------
 COMMITMENTS AND CONTINGENCIES (Note 4)                          309,506        303,913
                                                                --------       --------
 SHAREHOLDERS' EQUITY:
   Preferred stock, 500,000 shares authorized, none issued             -              -
    Common stock, $.01 par value, 50,000,000 shares
      authorized, shares issued:  September 30, 1994 -
      23,299,417; March 31, 1994 - 23,287,043                        233            233
   Additional paid-in capital                                    234,409        234,157
   Retained earnings (deficit)                                    10,711         (9,857)
   Currency translation adjustment                                (1,276)        (9,823)
                                                                --------       --------
                                                                 244,077        214,710
                                                                --------       --------
                                                                $646,274       $613,414
                                                                ========       ========


            The accompanying notes are an integral part of this statement.

                    R.P. SCHERER CORPORATION AND SUBSIDIARY

                     CONSOLIDATED STATEMENT OF CASH FLOWS



                                                                             (In thousands)
                                                                        For the six months ended
                                                                              September 30,
                                                                      ----------------------------
                                                                        1994               1993
                                                                       ------             -------
 OPERATING ACTIVITIES:
   Net income                                                         $ 20,568           $ 15,153
   Adjustments to reconcile net income to net cash provided
     by operating activities:
       Depreciation                                                     10,784              8,582
       Amortization of intangible assets                                 2,892              2,383
       Amortization of deferred financing costs and debt discount          464                735
       Minority interests in net income                                  7,540              5,250
       Deferred tax provision and other                                   (142)            (1,192)
       (Increase) decrease in receivables                                5,613             (4,825)
       Increase in inventories and other current assets                 (6,931)            (3,613)
       Decrease in accounts payable and accrued expenses                (8,008)            (4,879)
                                                                      --------           --------
 Net cash provided by operating activities                              32,780             17,594
                                                                      --------           --------
 INVESTING ACTIVITIES:
   Purchases of plant and equipment                                    (19,022)           (16,469)
   Acquisitions of businesses, net of cash acquired (Note 5)              -               (33,761)
   Proceeds from sales of plant and equipment                              373                155
   Other                                                                (3,047)            (3,049)
                                                                      --------           --------
 Net cash used by investing activities                                 (21,696)           (53,124)
                                                                      --------           --------

 FINANCING ACTIVITIES:
   Proceeds from long-term borrowings                                   45,259             44,150
   Long-term debt retirements and payments                             (45,486)           (10,389)
   Short-term borrowings, net                                              915               (240)
   Cash dividends paid to minority shareholders of subsidiaries         (7,073)            (1,203)
                                                                      --------           --------
 Net cash provided (used) by financing activities                       (6,385)            32,318

 Effect of currency translation on cash and cash equivalents             1,006               (160)
                                                                      --------           --------

 Net increase (decrease) in cash and cash equivalents                    5,705             (3,372)


 Cash and cash equivalents, beginning of period                         16,576             30,389
                                                                      --------           --------
 Cash and cash equivalents, end of period                             $ 22,281           $ 27,017
                                                                      ========           ========


         The accompanying notes are an integral part of this statement.

                    R.P. SCHERER CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of R.P. Scherer Corporation (the "Company"), a Delaware corporation, and its wholly-owned subsidiary, R.P. Scherer International Corporation ("Scherer International"). The Company's only operating asset is the common stock of Scherer International. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting only of normal recurring items) necessary for the fair presentation of financial position and results of operations. These consolidated financial statements and related notes have been prepared pursuant to the Rules and Regulations set forth by the Securities and Exchange Commission and should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended March 31, 1994, as filed with the Securities and Exchange Commission. Certain items in the prior years' financial statements have been reclassified to conform with the current year presentation.


2.       INCOME TAXES

The Company records income tax expense for interim periods based on an estimated consolidated effective income tax rate for the fiscal year. The effective income tax rate in 1994 is higher than the U.S. Federal income tax rate due to higher foreign income tax rates and goodwill amortization not deductible for income tax purposes. For 1993, the effective rate is lower than the U.S. Federal income tax rate primarily due to the recognition of foreign income tax credits generated in the current year for U.S. tax purposes, offset by goodwill amortization not deductible for income tax purposes.


3.       INVENTORIES

The components of inventories are as follows:

       (In thousands)                      September 30,    March 31,
                                               1994           1994
                                           ------------     --------
       Raw materials and supplies            $35,146         $26,760
       Work in process                        11,593          10,289
       Finished goods                         19,395          19,443
                                             -------         -------
                                             $66,134         $56,492
                                             =======         =======


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

                   R.P. SCHERER CORPORATION AND SUBSIDIARY

On March 30, 1992, OCAP Acquisition Corp. ("OCAP") commenced an action in the Supreme Court of the State of New York, County of New York, against Paco, certain of its subsidiaries, the Company and Scherer International (collectively, the "defendants"), arising out of the termination of an Asset Purchase Agreement dated February 21, 1992 (the "Purchase Agreement") between OCAP and the defendants providing for the purchase of substantially all the assets of Paco. On May 15, 1992, OCAP served an amended verified complaint (the "Amended Complaint"), asserting causes of action for breach of contract and breach of the implied covenant of good faith and fair dealing, arising out of defendants' March 25, 1992 termination of the Purchase Agreement, as well as two additional causes of action that were subsequently dismissed by order of the court. The Amended Complaint seeks $75 million in actual damages, $100 million in punitive damages, as well as OCAP's attorney fees and other litigation expenses, costs and disbursements incurred in bringing this action. Pre-trial discovery with respect to the action is presently under way. Based upon the investigation conducted by the Company to date, the Company believes that this action lacks merit and intends to defend against it vigorously. In the opinion of management, the ultimate outcome of this litigation will not have a material adverse effect on the Company's business or financial condition.

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


5.       BUSINESS ACQUISITION

On July 1, 1993, the Company acquired all outstanding capital stock of Pharmagel S.p.A. (Italy) and Pharmagel S.A. (France) (jointly "Pharmagel"), a manufacturer of softgels which had been privately held. The Company accounted for the acquisition as a purchase for financial reporting purposes, and has included the net assets and results of operations of Pharmagel in the Company's consolidated financial statements beginning July 1, 1993. The aggregate purchase price, which approximated $30 million, was allocated to assets and liabilities based on their fair values as of the date of acquisition, as well as to a five year, $3.0 million non-compete agreement with the former owners of Pharmagel. The purchase was funded primarily by borrowings under the Company's bank credit facility, plus an additional amount payable to the sellers in installments through June 30, 1999, not to exceed $4.5 million plus interest.

                   R.P. SCHERER CORPORATION AND SUBSIDIARY

The allocation of the purchase price to the assets and liabilities of Pharmagel was based upon various valuations and studies. The adjustments to the historical net assets of Pharmagel are summarized as follows (amounts in thousands):

Historical net assets of Pharmagel at July 1, 1993        $ 5,242

Adjustments of assets and liabilities:
  Current assets                                             (675)
  Plant and equipment                                       1,321
  Covenant not to compete                                   3,000
  Goodwill                                                 27,200
  Current liabilities                                      (3,764)
  Long-term liabilities                                    (2,324)
                                                          -------
                                                          $30,000
                                                          =======

The cost of the covenant not to compete is being amortized over the life of the agreement. Goodwill is being amortized on a straight-line basis over forty years.

The following unaudited pro forma summary presents the consolidated results of operations of the Company and Pharmagel as if the acquisition had occurred at the beginning of the period presented after giving effect to certain adjustments, including amortization of goodwill, increased interest expense on acquisition borrowings, and related income tax effects. The pro forma information is not necessarily indicative of what would have occurred had the acquisition been made as of that date, and is not intended to be a projection of future results or trends.

(In thousands, except per share amounts)         For the six months ended
                                                     September 30, 1993
                                                 ------------------------
Net sales                                              $220,770
Net income                                              $15,006
Net income per share                                      $0.62

As of September 1, 1993, the Company also acquired certain tangible and intangible assets of Gayoso Wellcome S.A., a softgel manufacturer in Spain, for a purchase price of approximately $9.5 million. Gayoso Wellcome's operations were not material in relation to the Company's consolidated financial statements, and pro forma information for this acquisition is therefore not presented.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

GENERAL

The following discussion and analysis of financial results and condition covers the three and six month periods ended September 30, 1994 and 1993. A majority of the Company's sales, income and cash flows is derived from its international operations. With the exception of operations in highly inflationary economies, which are measured in U.S. dollars, the financial position and the results of operations of the Company's foreign operations are measured using the local currencies of the countries in which they operate, and are translated into U.S. dollars. Although the effects of foreign currency fluctuations are mitigated by the fact that expenses of foreign subsidiaries are generally incurred in the same currencies in which sales are generated, the reported results of operations of the Company's foreign subsidiaries will be higher or lower depending upon a weakening or strengthening of the U.S. dollar. In addition, a substantial portion of the Company's net assets are based in its foreign operations, and are translated into U.S. dollars at foreign currency exchange rates in effect as of the end of each period. Accordingly, the Company's consolidated shareholders' equity will fluctuate depending upon the strengthening or weakening of the U.S. dollar.


RESULTS OF OPERATIONS

Quarters Ended September 30, 1994 and 1993

The Company's sales for the second fiscal quarter ended September 30, 1994 were $121.3 million, representing a 15% increase from sales of $105.2 million for the same quarter last year. A majority of the increase in sales was achieved in Europe, where the continued strengthening of the pharmaceutical business situation in Germany contributed to a 25% European sales gain. The weakening of the U.S. dollar relative to certain foreign currencies in the current fiscal year quarter also added to the reported sales gain. On a constant foreign exchange rate basis, the sales increase would have been 11% for the second quarter of fiscal 1995 compared to the same quarter of the prior year.

Operating income for the second quarter of fiscal 1995 amounted to $22.8 million, a 27% increase from the $18.0 million earned in the second quarter of fiscal 1994. On a constant exchange rate basis, operating income rose 22% between these two quarters. Operating margin improved to 18.8% of sales for the quarter ended September 30, 1994 from 17.1% of sales for the same quarter last year. The improvement in profitability resulted from both the comparatively higher sales volumes as well as a shift in product sales mix towards higher margin pharmaceutical softgels (as described further below). Sales of pharmaceutical softgels increased nearly 26% between the second fiscal quarters of 1995 and 1994, while traditionally lower margin nutritional softgel sales were essentially flat. A $2.4 million, or 17%, rise in selling and administrative expenses partially offset the improvement in operating income for the current fiscal year second quarter. Additions to marketing staffs, advertising costs, commissions to sales agents related to the higher sales levels and general inflationary factors account for the expense increase.

The Company incurred research and development expenses of $4.6 million during the quarter ended September 30, 1994, representing a 48% increase from the $3.1 million expended in the prior year second quarter. Most of this increase is associated with the Company's ATP initiative (as discussed further below), partially offset by higher customer reimbursements for pharmaceutical softgel development work in the United States. Excluding the increase in research and development expenses, operating income increased 30% between the quarters ended September 30, 1994 and 1993. Operating margins before research and development expense were 22.6% for the quarter ended September 30, 1994 and 20.0% for the quarter ended September 30, 1993.

Net income for the three months ended September 30, 1994 was $9.1 million, or $0.37 per share, representing a new second quarter earnings record and a 39% improvement from the $6.6 million, or $0.27 per share, recorded for the same period last year. Net income for the current fiscal year quarter includes a $2.4 million reduction in interest expense associated with the January 1994 refinancing of Scherer International's $125.0 million 14% senior subordinated debentures discussed below. The net income gain occurred in spite of a rise in the Company's effective income tax rate to 35.4% in the fiscal 1995 second quarter from 29.3% for the second quarter last year. The higher income tax rate is attributable to changes in the geographic mix of pretax income towards higher tax rate countries and increases in income tax rates in certain countries.


Six Months Ended September 30, 1994 and 1993

Sales for the six month period ended September 30, 1994 were $254.3 million, representing a 19% increase compared to sales of $213.6 million in the same period last year. Sales gains were achieved in all of the Company's geographic segments, especially Europe. The effects of a weaker U.S. dollar relative to most foreign currencies increased reported sales only slightly during the current year period. On a constant exchange rate basis, the sales increase would have been 18% for the six months ended September 30, 1994, as compared to the same period of the prior year.

The Company's 12-month sales order backlog rose to $141.8 million at September 30, 1994, a 26% increase from backlog at the same time last year. Sales backlog increased 24% as measured using constant exchange rates. The increase in backlog reflects continuing strong orders for the Company's products, most notably for pharmaceutical softgels in Germany and North America and nutritional softgels in the United Kingdom.

The Company earned operating income of $50.1 million for the six months ended September 30, 1994, a 21% gain from the $41.2 million earned in the same period of the prior year. On a constant exchange rate basis, operating income rose 20% between these two periods. Operating margin improved to 19.7% of sales for the September 30, 1994 period from 19.3% for the same period last year. Such improvement includes significant profit gains in Germany (discussed below), as well as a sales mix shift toward higher margin pharmaceutical softgels. Sales of pharmaceutical softgels rose 23%, while health and nutritional softgel sales increased only 10% between the six month periods ended September 30, 1994 and 1993. The improvement in operating income was achieved in spite of increased administrative expenses attributable in large part to additional investments in marketing staffs and related costs in Germany and the United States and the inclusion of Pharmagel (acquired July 1, 1993) for the full six months ended September 30, 1994.

An intensification of research and development efforts further reduced reported operating income and margin growth for the six months ended September 30, 1994. Excluding research and development expenses, operating margin grew to 23.2% of sales for the September 30, 1994 period, compared to 22.2% for the same period of the prior year. Research and development costs were $9.0 million for the six months ended September 30, 1994, representing a 45% increase from the $6.2 million incurred during last fiscal year's first six months. A substantial majority of this increase relates to the Advanced Therapeutic Products group ("ATP"), which was formed in fiscal 1994 to engage in the development of off-patent or soon to become off-patent drug compounds reformulated utilizing the Company's advanced drug delivery systems. The Company expects that spending for ATP activities will continue to increase at a significant rate for the foreseeable future.

Net income for the first six months of fiscal 1995 reached $20.6 million, or $0.84 per share, compared to $15.2 million, or $0.63 per share for the same period last fiscal year. In addition to the operating income improvement discussed above, the Company realized the benefit of a $4.5 million reduction in interest expense, primarily associated with the January, 1994 refinancing through defeasance of $125 million of 14% senior subordinated debentures with a combination of $100 million 6-3/4% senior notes and bank debt. The Company's effective income tax rate rose to 35.4% for the September 30, 1994 six months compared to 33.0% for the same period last year. The higher effective income tax rate is the result of changes in the geographic mix of pretax income and increases in income tax rates in certain countries. Minority interests in income of subsidiaries for the six months ended September 30, 1994 increased $2.3 million as a result of the substantial improvement in earnings of the Company's 51%-owned German operation.

Overview Of Results By Geographic Region

The following sets forth operating results for each of the Company's geographic segments for the six months ended September 30, 1994 and 1993:

(In thousands)                   Sales                   Operating Income             Operating Margin
                        ------------------------      -----------------------         -------------------
                          1994            1993          1994            1993         1994           1993
                        --------        --------      --------        -------        ----           ----
 United States          $ 60,524        $ 55,803       $14,798        $14,367        24.4%          25.7%
 Europe                  142,486         111,476        31,043         19,606        21.8           17.6
 Other International      51,240          46,354        10,186          9,929        19.9           21.4
 Unallocated (1)            -               -           (5,971)        (2,676)         -             -
                        --------        --------       -------        -------        ----           ----
                        $254,250        $213,633       $50,056        $41,226        19.7%          19.3%
                        ========        ========       =======        =======        ====           ====

(1) Includes general Corporate expenses and, in 1994, expenses associated with ATP.

The Company's United States operations achieved an 8% sales gain for the six months ended September 30, 1994. Sales of over-the- counter ("OTC") pharmaceutical softgels were particularly strong, as planned customer launches of several cough/cold and other OTC softgels led to a 30% sales gain in this product line. Major branded products launched during the first six months of fiscal 1995 include Alka-Seltzer Plus from Miles Laboratories and Drixoral from Schering-Plough. Sales of nutritional softgels slowed during the first six months of fiscal 1995, dropping nearly 10% from sales for the same period of the prior fiscal year. All of this decline is attributable to reductions in sales of Vitamin E, resulting from a general decline in demand which began in the fourth quarter of fiscal 1994, and a temporary delay in orders by the Company's largest nutritional customer in the United States. The decrease in nutritional softgel sales had little effect on operating income as a result of the relatively low margins of Vitamin E products due to their high material cost content and commodity nature. Overall operating income improved slightly, increasing by 3% to $14.8 million for the six months ended September 30, 1994, as the incremental profits from sales of pharmaceutical and other softgels was mostly offset by the costs of increased marketing staffs, promotional expenses and development resources to meet the increasing demand for the Company's products.

Sales in Europe increased 28% for the six months ended September 30, 1994, as compared to the same period last year. The most significant sales increase was achieved in Germany, where the Company's sales continued to recover from the effects of government healthcare reforms instituted in January 1993. Sales elsewhere in Europe also increased at double digit rates, aided in large part by the acquisition of Pharmagel on July 1, 1993. Primarily as a result of the recent strength in the German pharmaceutical market, operating income grew 58% to $31.0 million for the six months ended September 30, 1994, with a related improvement in operating margin for the period. As the adverse business environment in Germany began to improve in the last half of fiscal 1994, the Company expects that the rate of growth in sales and operating income will slow somewhat in the second half of fiscal 1995 compared with that experienced in the first half of fiscal 1995.

The Company's Other International segment contributed a $4.9 million, or 11%, increase in sales for the six months ended September 30, 1994 due to the continued strength of softgel operations in Japan, Canada and South America, as well as hardshell capsules produced by the Company's Pharmaphil division in Canada. Operating income, however, grew a modest 3% as a less favorable product sales mix in the Australian nutritionals market dampened the income growth of the Other International segment operations.


CASH FLOWS

Cash and cash equivalents increased by $5.7 million for the six month period ended September 30, 1994, as compared with a decrease of $3.4 million in the same period in 1993. Operating activities provided cash of $32.8 million and $17.6 million for the current and prior year periods, respectively. For the period ended September 30, 1994, cash generated from continued strong earnings was partially offset by a $9.3 million increase in net working capital. Such increase is related primarily to the timing of payments for value added taxes in certain European subsidiaries, as well as increases in raw materials inventories related to higher order levels, offset by reductions in receivables largely due to the timing of collections from certain major customers. For the prior year period, cash generated from operating earnings was offset by a $13.3 million increase in net working capital. Increases in receivables and inventories associated with increased sales levels, offset by decreases in current liabilities primarily related to the timing of value added tax payments in Europe, contributed to the prior year net working capital increase.

Capital expenditures for the current year six months amounted to $19.0 million, compared to the prior year period's capital expenditures of $16.5 million. Current period capital spending consisted primarily of expenditures in North America related to the completion of a new satellite softgel production facility for nutritional products, in the United Kingdom related to the continuing expansion of the Zydis(R) production facility and in Australia for the construction of a replacement manufacturing facility, as well as general facility and equipment additions and improvements. In the prior year, capital expenditures were related primarily to the construction in the United Kingdom of the Zydis(R) production and Pulsincap(R) development facilities, and other general facility and equipment additions and improvements. For the six months ended September 30, 1993, $33.8 million was used for the acquisition of the capital stock of Pharmagel and of certain softgel assets of Gayoso Wellcome (as discussed in Note 5 to the consolidated financial statements).

Financing activities for the six months ended September 30, 1994, include primarily $7.1 million of dividends paid to minority shareholders of subsidiaries. In the prior year period, financing activities reflect primarily $24.5 million of net borrowings under the Company's bank credit facility to fund the acquisition of Pharmagel, as well as a net $9.3 million of other borrowings under the bank credit facility to fund working capital needs and capital expenditures.


LIQUIDITY AND FINANCIAL CONDITION

During the next several years, a significant portion of the Company's cash flow will be used to fund capital expenditures, increased investments in research and development, and to service and reduce indebtedness. Capital expenditures are estimated at $50 million for each of fiscal years 1995 and 1996, and are expected to decline to the $30-40 million level per year thereafter. Such expenditures will be used to continue the expansion of softgel production capacity to meet anticipated customer demand, as well as to ensure continuing compliance with pharmaceutical Good Manufacturing Practices
(GMP) standards for the Company's facilities. In addition, such expenditures include the expansion of production facilities for Zydis(R) and the construction of equipment and facilities for the Company's other advanced drug delivery systems. As of September 30, 1994, the Company had approximately $10.5 million of commitments for future capital expenditures.

The Company will also continue to invest a significant portion of its cash flow in research and development activities for its advanced drug delivery systems, including the Scherersol(TM), Zydis(R) and Pulsincap(R) technologies, as well as to develop new drug delivery technologies and to fund the Company's ATP initiative. The Company believes that changes currently affecting worldwide pharmaceutical markets will enhance the commercial value of products which can demonstrate therapeutic and cost benefits over existing therapies, and through ATP intends to capitalize upon these trends by creating new products which reformulate existing compounds utilizing the Company's proprietary drug delivery technologies. The Company expects that expenses associated with ATP will approximate $30-40 million in aggregate over the next three to four years. Revenues from ATP product sales and royalties are expected to begin no earlier than fiscal 1997, assuming the development and commercialization of such products is successful.

The Company actively reviews drug delivery systems businesses and technologies for potential investment, consistent with its strategic objectives. Examples are the Company's fiscal 1994 acquisition of an ophthalmic drug delivery technology from Zeneca Limited, and an agreement to fund feasibility studies for a dry powder inhaler device and a controlled-release tablet product with a UK-based drug research concern. Generally, such investments are not expected to involve significant initial funding or funding commitments on the part of the Company. Management intends that any acquisition which would require significant funding would be financed largely through the issuance of common stock, depending upon market conditions, so as not to materially increase the Company's debt to equity ratio.

At September 30, 1994, the Company's outstanding long-term indebtedness consisted of approximately $99.3 million of 6-3/4% senior notes (net of a $0.7 million discount), $67.4 million of borrowings under the Company's bank credit facility, $13.1 million of industrial development revenue bonds, and approximately $11.6 million of other indebtedness.

In January 1994, Scherer International completed the refinancing of a significant portion of its outstanding debt. Using the net proceeds from the offering of the senior notes and additional proceeds from borrowing under the Company's bank credit facility, the Company defeased its 14% senior subordinated debentures. The senior notes bear interest at 6-3/4% of face value, payable semi- annually, and mature in full in February 2004. The 6-3/4% senior notes are noncallable and unsecured, ranking pari passu with all other unsecured and senior indebtedness of Scherer International. Annual interest expense on the senior notes outstanding is approximately $6.8 million (excluding amortization of the original issue discount and deferred financing fees), payable semi- annually. The indenture under which the senior notes were issued restricts the Company's ability to incur additional liens, enter into sale-leaseback transactions, engage in certain transactions with affiliates, and engage in certain business combinations.

In March 1994, the Company entered into a new bank credit facility as a replacement for the Company's previous bank credit agreement. This credit facility allows for revolving credit borrowings up to an aggregate of $175.0 million in various currencies, and expires April 1, 1999. Interest is payable quarterly at LIBOR plus .575%, with a further reduction anticipated later during the term of the facility based on certain financial performance criteria, or at the bank's prime rate. Unused borrowing availability is subject to annual commitment fees of 1/4%. Borrowings under this agreement are unsecured, and rank pari passu with all other unsecured and senior indebtedness.

The bank credit facility requires the Company to satisfy various annual and quarterly financial tests, including maintenance on a consolidated basis of specified levels of tangible net worth and cash flow coverage, leverage, and fixed charge ratios. The agreement also restricts the Company's ability to incur additional indebtedness or liens, make investments and loans, dispose of assets, or consummate a business combination, and limits the ability of the Company to pay dividends.

Pursuant to other revolving credit arrangements, the Company and certain of its subsidiaries may borrow up to $12.9 million. As of September 30, 1994, the Company had outstanding approximately $3.6 million under these revolving credit arrangements.

The Company believes that its future cash flows from operations, together with cash and short-term investments aggregating $26.7 million at September 30, 1994 and amounts available under bank credit facilities will be adequate to meet anticipated capital investment, operating, and debt service requirements.


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

                                    PART II


ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The Annual Meeting of Stockholders of R.P. Scherer Corporation was held on September 29, 1994, for the purpose of electing a board of directors, approving the appointment of independent auditors, and voting on the proposals described below. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934, and there was no solicitation in opposition to management's solicitations. All of management's nominees for directors as listed in the proxy statement were elected, and the appointment of independent auditors was approved.

    The proposal for adoption of the ratification of the Amendment to the Company's 1992 Stock Option Plan was approved by the following vote:
    15,838,912 shares having voted "for", 1,166,977 shares having voted "against", 34,967 shares having voted "abstaining", and zero shares represented either in person or via proxy having not voted.

    The proposal for adoption of the ratification of the Amendments to the Company's 1990 Stock Option Plan was approved by the following vote:
    15,676,357 shares having voted "for", 1,329,032 shares having voted "against", 35,467 shares having voted "abstaining", and zero shares represented either in person or via proxy having not voted.


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



                                           R.P. SCHERER CORPORATION




Date:  November 14, 1994                   By: /s/ NICOLE S. WILLIAMS
                                               ---------------------------------
                                               Nicole S. Williams
                                               Executive Vice President, Finance
                                               and Chief Financial Officer,
                                               Treasurer, and Secretary

                                EXHIBIT INDEX




Exhibit
  No.                            Description                                          Page
- -------                          -----------                                          ----
  27
