Form 10-Q
period 1994-12-31
SCHERER R P CORP /DE/
filed 1995-02-14
CIK 855106

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549




                                   FORM 10-Q


/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1994

                                       OR

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

Number of shares outstanding of the registrant's common stock as of February 10, 1995: 23,311,417 shares of common stock, par value $.01.

                                     PART I

ITEM 1           FINANCIAL STATEMENTS




                    R.P. SCHERER CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF OPERATIONS



                                                           (In thousands, except per share data)
                                               ------------------------------------------------------------------
                                               For the three months ended               For the nine months ended
                                                      December 31,                             December 31,
                                               -----------------------------            --------------------------
                                                 1994                 1993                1994               1993
                                               ----------          ----------           ---------          ---------
 Net sales                                     $132,215              $114,820           $386,465            $328,453
 Cost of sales                                   83,743                74,848            244,612             212,309
 Selling and administrative expenses             17,432                15,769             51,775              44,503
 Research and development expenses, net           5,236                 3,287             14,218               9,499
                                               --------              --------           --------            --------
 Operating income                                25,804                20,916             75,860              62,142

 Interest expense                                 3,410                 6,069             10,630              17,796
 Interest earned and other                         (555)                 (587)            (1,257)             (1,541)
                                               --------              --------           --------            --------
 Income from continuing operations before
   income taxes and minority interests           22,949                15,434             66,487              45,887

 Income taxes                                     7,840                 4,404             23,270              14,454
 Minority interests                               3,502                 2,126             11,041               7,376
                                               --------              --------           --------            --------

 Income from continuing operations               11,607                 8,904             32,176              24,057
                                               --------              --------           --------            --------
 Extraordinary loss from debt
   extinguishment, net of tax effects
    (Note 6)                                          -               (15,500)                 -             (15,500)
                                               --------              --------           --------            --------

 Net income (loss)                              $11,607               ($6,596)           $32,176              $8,557
                                               ========               =======           ========            ========

 Per Common and Common Equivalent
   Share:
      Income before other items                   $0.47                 $0.37              $1.31               $0.99
      Extraordinary loss from debt
        extinguishment, net of tax
         (Note 6)                                     -                 (0.64)                 -               (0.64)
                                               --------              --------           --------            --------
           Net income (loss)                      $0.47                ($0.27)             $1.31               $0.35
                                               ========              ========           =========           ========

 Average number of common and common
   equivalent shares                             24,573                24,355             24,476              24,242





         The accompanying notes are an integral part of this statement.

                    R.P. SCHERER CORPORATION AND SUBSIDIARY
                  CONSOLIDATED STATEMENT OF FINANCIAL POSITION


                                                                       (In thousands)
                                                             December 31,            March 31,
                                                                1994                   1994
                                                            -------------          ------------
                           ASSETS
                           ------
 CURRENT ASSETS:
   Cash and cash equivalents                                   $ 23,142              $ 16,576
   Short-term investments                                         4,426                 6,041
   Receivables, less reserves of:
        December 31, 1994 - $3.6 million;
        March 31, 1994 - $2.9 million                           100,336                98,775
   Inventories                                                   64,438                56,492
   Other current assets                                           7,552                 5,260
                                                               --------              --------
                                                                199,894               183,144
 PROPERTY:                                                     --------              --------

   Property, plant and equipment, at cost                       331,378               284,992
   Accumulated depreciation                                     (81,392)              (63,277)
                                                               --------              --------
                                                                249,986               221,715
                                                               --------              --------
 OTHER ASSETS:
   Intangibles, net of amortization                             187,247               188,396
   Deferred financing fees, net of amortization                   1,647                 1,658
   Other assets                                                  16,951                18,501
                                                               --------              --------
                                                                205,845               208,555
                                                               --------              --------

                                                               $655,725              $613,414
                                                               ========              ========
            LIABILITIES AND SHAREHOLDERS' EQUITY
            ------------------------------------

 CURRENT LIABILITIES:
   Notes payable and current portion of long-term debt         $  5,286              $  3,936
   Accounts payable                                              36,524                52,086
   Accrued liabilities                                           43,489                36,802
   Accrued income taxes                                           6,911                 1,967
                                                               --------              --------

                                                                 92,210                94,791
                                                               --------              --------
 LONG-TERM LIABILITIES AND OTHER:
   Long-term debt                                               191,451               187,949
   Other long-term liabilities                                   51,000                49,865
   Deferred income taxes                                         32,157                30,745
   Minority interests in subsidiaries                            34,537                35,354
                                                               --------              --------
                                                                309,145               303,913
                                                               --------              --------

 COMMITMENTS AND CONTINGENCIES (Note 4)

 SHAREHOLDERS' EQUITY:
   Preferred stock, 500,000 shares authorized, none                   -                     -
      issued
   Common stock, $.01 par value, 50,000,000 shares
      authorized, shares issued:  December 31, 1994 -
      23,299,417; March 31, 1994 - 23,287,043                       233                   233
   Additional paid-in capital                                   234,409               234,157
   Retained earnings (deficit)                                   22,319                (9,857)
   Currency translation adjustment                               (2,591)               (9,823)
                                                               --------              --------
                                                                254,370               214,710
                                                               --------              --------

                                                               $655,725              $613,414
                                                               ========              ========

         The accompanying notes are an integral part of this statement.

                    R.P. SCHERER CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS



                                                                        (In thousands)
                                                                    For the nine months ended
                                                                          December 31,
                                                                    ----------------------------
                                                                       1994               1993
                                                                    ----------         ----------
 OPERATING ACTIVITIES:
   Net income                                                       $ 32,176            $  8,557
   Adjustments to reconcile net income to net cash provided
     by operating activities:
       Depreciation                                                   16,094              13,131
       Amortization of intangible assets                               4,376               3,808
       Amortization of deferred financing costs and debt
          discount                                                       443               1,110
       Minority interests in net income                               11,041               7,376
       Deferred tax provision and other                                  898                (180)
       Extraordinary loss on debt extinguishment (Note 6)               -                 15,500
       (Increase) decrease in receivables                              5,655              (9,771)
       Increase in inventories and other current assets               (5,889)             (2,179)
       Decrease in accounts payable and accrued expenses             (12,443)            (13,555)
                                                                    --------            ---------
 Net cash provided by operating activities                            52,351              23,797
                                                                    --------            ---------

 INVESTING ACTIVITIES:
   Purchases of plant and equipment                                  (33,842)            (27,789)
   Acquisitions of businesses, net of cash acquired (Note 5)             -               (33,761)
   Proceeds from sales of plant and equipment                            484                 864
   Other                                                              (4,468)             (3,768)
                                                                    --------            ---------

 Net cash used by investing activities                               (37,826)            (64,454)
                                                                    --------            ---------


 FINANCING ACTIVITIES:
   Proceeds from long-term borrowings                                 68,940              61,751
   Long-term debt retirements and payments                           (67,097)            (26,375)
   Short-term borrowings, net                                            885                (395)
   Cash dividends paid to minority shareholders of subsidiaries      (11,539)             (7,014)
                                                                    --------            ---------

 Net cash provided (used) by financing activities                     (8,811)             27,967
                                                                    --------            ---------

 Effect of currency translation on cash and cash equivalents             852                (549)
                                                                    --------            ---------


 Net increase (decrease) in cash and cash equivalents                  6,566             (13,239)


 Cash and cash equivalents, beginning of period                       16,576              30,389
                                                                    --------            ---------

 Cash and cash equivalents, end of period                            $23,142            $ 17,150
                                                                    ========           =========


         The accompanying notes are an integral part of this statement.

                    R.P. SCHERER CORPORATION AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.       BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of R.P. Scherer Corporation (the "Company"), a Delaware corporation, and its wholly-owned subsidiary, R.P. Scherer International Corporation ("Scherer International"). The Company's only operating asset is the common stock of Scherer International and the term "Company" as used herein refers to either or both of the Company and Scherer International. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting only of normal recurring items) necessary for the fair presentation of financial position and results of operations. These consolidated financial statements and related notes have been prepared pursuant to the Rules and Regulations set forth by the Securities and Exchange Commission and should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended March 31, 1994, as filed with the Securities and Exchange Commission. Certain items in the prior years' financial statements have been reclassified to conform with the current year presentation.

2.       INCOME TAXES

The Company records income tax expense for interim periods based on an estimated consolidated effective income tax rate for the fiscal year. The effective income tax rate in the 1994 period approximates the U.S. Federal income tax rate as higher foreign income tax rates and goodwill amortization not deductible for income tax purposes were offset by the recognition of foreign income tax credits utilized in the current year. For the 1993 period, the effective rate is lower than the U.S. Federal income tax rate primarily due to the recognition of foreign income tax credits generated in the current year for U.S. tax purposes, offset by goodwill amortization not deductible for income tax purposes.

3.       INVENTORIES

The components of inventories are as follows:

          (In thousands)                      December 31,         March 31,
                                                 1994                1994
                                             --------------      -------------
          Raw materials and supplies          $32,440                $26,760
          Work in process                       8,467                 10,289
          Finished goods                       23,531                 19,443
                                             ---------               -------
                                              $64,438                $56,492
                                             =========               =======

4.       CONTINGENCIES

Three separate actions, which sought damages for, among other things, alleged violations of state securities laws, fraud, misrepresentation, breach of contract, conversion and negligence in connection with the 1986 private placement sale of limited partnership interests and warrants of Paco Development Partners II, a research and development partnership of which a former subsidiary of the Company serves as general partner, have been settled in a class action settlement. These actions include two New Jersey State court actions which were consolidated (Nelson v. Dean Witter Reynolds, Inc., and Barrios et al. v. Paco Pharmaceutical Services, Inc., et al.) and a New Jersey federal court action (Nelson v. Ian Ferrier). The Company recognized during the fourth quarter of fiscal 1994 a special charge of approximately $3.2

                    R.P. SCHERER CORPORATION AND SUBSIDIARY
million representing the anticipated amount of all settlement-related costs in excess of previously provided reserves. Such payments were made subsequent to December 31, 1994.

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

                    R.P. SCHERER CORPORATION AND SUBSIDIARY

The allocation of the purchase price to the assets and liabilities of Pharmagel was based upon various valuations and studies. The adjustments to the historical net assets of Pharmagel are summarized as follows (amounts in thousands):

      Historical net assets of Pharmagel at July 1, 1993       $ 5,242

      Adjustments of assets and liabilities:
        Current assets                                            (675)
        Plant and equipment                                      1,321
        Covenant not to compete                                  3,000
        Goodwill                                                27,200
        Current liabilities                                     (3,764)
        Long-term liabilities                                   (2,324)
                                                              --------
                                                               $30,000
                                                              ========

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

      (In thousands, except per share amounts)        For the nine months ended
                                                          December 31, 1993
                                                      -------------------------
          Net sales                                   $335,590
          Net income                                    $8,410
          Net income per share                           $0.35

As of September 1, 1993, the Company also acquired certain tangible and intangible assets of Gayoso Wellcome S.A., a softgel manufacturer in Spain, for a purchase price of approximately $9.5 million. Gayoso Wellcome's operations were not material in relation to the Company's consolidated financial statements, and pro forma information for this acquisition is therefore not presented.

6.       EXTINGUISHMENT OF DEBT

In January 1994, Scherer International completed a public offering of $100 million aggregate principal amount of its 6 3/4% Senior Notes ("Senior Notes") due February 1, 2004 ("Offering"). The proceeds of the Offering (prior to deducting certain expenses related to the Offering) were $98.1 million. On January 28, 1994, with the net proceeds from the Offering and additional proceeds from borrowings under the Company's bank credit facility, the Company defeased Scherer International's 14% Senior Subordinated Debentures ("Subordinated Debentures"), which had an outstanding principal amount of $125.1 million. The Company deposited into an irrevocable trust account for the benefit of the holders of the Subordinated Debentures an amount of United States government obligations sufficient to pay, with respect to the Subordinated Debentures, all interest thereon through the November 1, 1994 call date ("Call Date"), the

                    R.P. SCHERER CORPORATION AND SUBSIDIARY
call premium thereon and the outstanding principal thereof when due upon redemption ("Defeasance"). The Subordinated Debentures were retired at the Call Date.

As a result of the Defeasance, the Company recognized an extraordinary loss for accounting purposes of $15.5 million ($0.64 per share) in the quarter ended December 31, 1993, reflecting the estimated after-tax difference between the recorded value of the Subordinated Debentures and their face value, the call premium, the prepayment of net interest through the Call Date, and the write-off of unamortized deferred financing costs related to the Subordinated Debentures. Approximately $4.8 million of future tax benefits resulting from the Defeasance were also recognized in the December 31, 1993 quarter.

7.       SECONDARY OFFERING OF COMMON STOCK

In December 1994, the Company completed a secondary offering of 7.0 million shares of its common stock. The shares were sold by certain merchant banking partnerships affiliated with Lehman Brothers, Inc. (collectively "Lehman"). The offering did not result in any additional shares outstanding of the Company's common stock, and the Company did not receive any proceeds from the offering. As a result of the offering, Lehman no longer has any beneficial ownership of the Company.

8.       ANTICIPATED MERGER OF SCHERER INTERNATIONAL INTO R.P. SCHERER
         CORPORATION

For administrative purposes, the Company intends to merge Scherer International into R.P. Scherer Corporation, through which the assets and liabilities of Scherer International will be assumed by R.P. Scherer Corporation. Such merger, which may be completed prior to the end of the current fiscal year, will have essentially no impact on the Company's financial results or position.

ITEM 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
         OF OPERATIONS AND FINANCIAL CONDITION

GENERAL

The following discussion and analysis of financial results and condition covers the three and nine month periods ended December 31, 1994 and 1993. A majority of the Company's sales, income and cash flows is derived from its international operations. With the exception of operations in highly inflationary economies, which are measured in U.S. dollars, the financial position and the results of operations of the Company's foreign operations are measured using the local currencies of the countries in which they operate, and are translated into U.S. dollars. Although the effects of foreign currency fluctuations are mitigated by the fact that expenses of foreign subsidiaries are generally incurred in the same currencies in which sales are generated, the reported results of operations of the Company's foreign subsidiaries will be higher or lower depending upon a weakening or strengthening of the U.S. dollar. In addition, a substantial portion of the Company's net assets are based in its foreign operations, and are translated into U.S. dollars at foreign currency exchange rates in effect as of the end of each period. Accordingly, the Company's consolidated shareholders' equity will fluctuate depending upon the strengthening or weakening of the U.S. dollar.

RESULTS OF OPERATIONS

Quarters Ended December 31, 1994 and 1993

The Company reported consolidated sales of $132.2 million for its third fiscal quarter ended December 31, 1994, a 15% increase as compared to $114.8 million of sales for the same quarter last year. A substantial majority of the sales improvement was provided by the Company's operations in Europe, where a continued strengthening of the over-the-counter ("OTC") pharmaceutical market and significant increases in Sandimmune/Neoral(R) sales in Germany contributed to 26% European sales growth. A further strengthening of most foreign currencies relative to the U.S. dollar also favorably impacted sales performance in the current fiscal year quarter. On a constant foreign currency exchange rate basis, the consolidated sales increase would have been 10% for the quarter ended December 31, 1994 versus the same quarter of the prior year.

The Company's twelve month sales order backlog was $148.9 million at December 31, 1994, a 21% increase from the $123.4 million backlog at the same date last year. Sales backlogs increased 20% when measured using constant exchange rates. The backlog gain represents continuing strong demand for the Company's products, especially for pharmaceutical softgels in Germany and elsewhere, and nutritional softgels in the United Kingdom.

Operating income was $25.8 million for the third quarter of fiscal year 1995, representing a 23% increase from the $20.9 million of operating income generated in last year's third fiscal quarter. On a constant exchange rate basis, operating income grew 17% between the two quarters. Operating margin rose to 19.5% of sales for the quarter ended December 31, 1994 from 18.2% of sales for the same quarter of the prior year. This margin expansion resulted from both efficiencies related to the higher sales volumes and a shift in sales mix towards higher margin pharmaceutical products. Pharmaceutical sales grew 35% comparing these two quarters, whereas lower margin nutritional product sales were flat primarily as a result of the continued reduced demand for Vitamin E experienced since the beginning of calendar year 1994. The operating income improvement was somewhat offset by increases of $1.7 million, or 11%, in selling and administrative expenses and $1.9 million, or 59%, in research and development expenses. The increase in selling and administrative expenses, which was only 6% on a constant exchange rate basis, resulted primarily from additions to marketing staffs, advertising and promotion costs and commissions to sales agents related to the higher sales levels.

Research and development expenses were $5.2 million for the third quarter of fiscal 1995 as compared to $3.3 million for the third quarter of fiscal 1994. Approximately $1.4 million of the increase in research and development expenses represents the Company's planned investment in ATP, as discussed further below. Excluding research and development expenses, income increased 28% between the quarters ended December 31, 1994 and 1993. Operating margins before research and development expenses were 23.5% and 21.1% for the respective third fiscal quarters of 1995 and 1994.

Income from continuing operations was $11.6 million, or $0.47 per share, for the quarter ended December 31, 1994, representing a new third fiscal quarter earnings record and a 30% improvement over the $8.9 million, or $0.37 per share, recognized in the same quarter last year. Income of the current fiscal year third quarter includes a $2.7 million decline in interest expense associated with the January 1994 refinancing of Scherer International's 14% senior subordinated debentures, as described below. The Company's income tax provision rose to 34.1% of pretax income in the fiscal 1995 third quarter, compared to 28.5% for the third quarter last year. The higher income tax rate is attributable to changes in the geographic mix of pretax income towards higher tax rate countries, and increases in statutory income tax rates in certain countries.

The Company incurred a net loss of $6.6 million, or ($0.27) per share, in the prior year quarter ended December 31, 1993, as the result of an extraordinary $15.5 million, or $0.64 per share, charge related to the January 1994 refinancing described below.

Nine Months Ended December 31, 1994 and 1993

Consolidated sales for the nine month period ended December 31, 1994 were $386.5 million, amounting to an 18% increase from sales of $328.5 million in the same period last year. Sales gains were achieved in all of the Company's geographic segments, most notably Europe. The effects of a weaker U.S. dollar relative to most foreign currencies increased reported sales during the current year period. On a constant exchange rate basis, the sales increase would have been 15% for the nine months ended December 31, 1994, as compared to the same period of the prior year.

The Company earned operating income of $75.9 million for the nine months ended December 31, 1994, a 22% gain from the $62.1 million earned in the same period of the prior year. On a constant exchange rate basis, operating income rose 19% between these two periods. Operating margin improved to 19.6% of sales for the December 31, 1994 period from 18.9% for the same period last year. Such improvement includes significant profit gains in Germany (discussed below), as well as a sales mix shift toward higher margin pharmaceutical softgels. Sales of pharmaceutical softgels rose 27%, while health and nutritional softgel sales increased only 6% between the nine month periods ended December 31, 1994 and 1993. The slow growth rate for nutritional softgels is due to the reduced demand for comparatively low margin Vitamin E products as a result of recent published studies questioning the health benefits of Vitamin E and other anti-oxidants. By contrast, sales of other nutritional softgels increased by 15% in the current fiscal year period. The improvement in operating income was achieved in spite of a 16% increase in selling and administrative expenses attributable in large part to additional investments in marketing staffs and related costs, particularly in Germany and the United States, and sales commissions in Germany and Argentina.

Planned spending for research and development further reduced reported operating income and margin growth for the nine months ended December 31, 1994. Excluding research and development expenses, operating margin grew to 23.3% of sales for the December 31, 1994 period, compared to 21.8% for the same period of the prior year. Research and development costs were $14.2 million for the nine months ended December 31, 1994, representing a 50% increase from the $9.5 million incurred during last fiscal year's first nine months. Approximately $3.4 million of this increase relates to the Advanced Therapeutic Products group ("ATP"), which was formed late fiscal 1994 to engage in the development of off-patent or soon to become off-patent drug compounds reformulated utilizing the Company's advanced drug delivery systems. The Company expects that spending for ATP activities will continue to increase at a significant rate for the foreseeable future.

Income from continuing operations and net income for the first nine months of fiscal 1995 reached $32.2 million, or $1.31 per share, compared to income from continuing operations of $24.1 million, or $0.99 per share, for the same period last fiscal year. In addition to the operating income improvement discussed above, the Company realized the benefit of a $6.9 million reduction in interest expense, primarily associated with the January, 1994 refinancing through defeasance of $125 million of 14% subordinated debentures with a combination of $100 million 6 3/4% senior notes and bank debt. After the $15.5 million, or $0.64 per share, extraordinary charge related to this refinancing, net income for the nine months ended December 31, 1993 was $8.6 million, or $0.35 per share. The Company's effective income tax rate rose to 35.0% for the December 31, 1994 nine months compared to 31.5% for the same period last year. The higher effective income tax rate is the result of changes in the geographic mix of pretax income and increases in income tax rates in certain countries. Minority interests in income of subsidiaries for the nine months ended December 31, 1994 increased $3.7 million as a result of the substantial improvement in earnings of the Company's 51%-owned German operation.

Overview of Interim Results by Geographic Segment

The following sets forth operating results for each of the Company's geographic segments for the nine months ended December 31, 1994 and 1993:

(In thousands)                      Sales                  Operating Income                Operating Margin
                            ---------------------        ---------------------           -------------------
                            1994           1993           1994           1993            1994           1993
                            ------        -------        -------       --------          -------       ------
 United States            $ 91,462       $ 87,426        $ 21,502       $22,133          23.5%          25.3%
 Europe                    215,209        169,239          46,609        28,674          21.7           16.9
 Other International        79,794         71,788          16,689        15,101          20.9           21.0
 Unallocated (1)              -              -             (8,940)       (3,766)           -               -
                          --------       --------        --------       ---------        ----           ----
                          $386,465       $328,453         $75,860       $62,142          19.6%          18.9%
                          ========       ========        =========      =========        ====           ====

    (1) Includes general Corporate expenses and, in the December 31, 1994 period, expenses associated with ATP.

The Company's United States operations achieved a 5% sales gain for the nine months ended December 31, 1994. Sales of OTC pharmaceutical softgels were particularly strong, as planned customer launches of several cough/cold and other OTC softgels led to a 28% sales gain in this product line. Major branded products launched during the first nine months of fiscal 1995 include Alka-Seltzer Plus from Miles Laboratories, Drixoral from Schering-Plough and Excedrin PM from Bristol-Myers. Sales of nutritional softgels slowed during the first nine months of fiscal 1995, dropping nearly 8% from sales of the same period last fiscal year. All of this decline is attributable to reductions in sales of Vitamin E, resulting from the general decline in demand previously mentioned. The decrease in nutritional softgel sales had a minimal effect on operating income as a result of the relatively low margins related to Vitamin E products due to their high material cost content and commodity nature. Operating income declined by 3% to $21.5 million for the nine months ended December 31, 1994, as the incremental profits from sales of pharmaceutical and other softgels were mostly offset by the costs of increased marketing staffs, promotional expenses and development resources to meet the increasing demand for the Company's softgel products.

Sales in Europe increased 27% for the nine months ended December 31, 1994, as compared to the same period last year. The most significant sales increase was achieved in Germany, as the Company continued to rebound from the effects of government healthcare reforms instituted in January 1993. Sales elsewhere in Europe also increased at double digit rates, aided in large part by the acquisition of Pharmagel on July 1, 1993. Primarily as a result of the recent strength in the German pharmaceutical market, operating income grew 63% to $46.6 million for the nine months ended December 31, 1994, with a related improvement in operating margin for the period. The business situation in Europe began to improve noticeably in the latter part of fiscal 1994. As a result, the Company expects that the rate of growth in sales and operating income will slow somewhat in future periods as compared with that experienced in the first nine months of fiscal 1995.

The Company's Other International segment contributed a $8.0 million, or 11%, increase in sales for the nine months ended December 31, 1994 due to the continued strength of softgel operations in Japan, Canada and South America, as well as gains achieved by the Company's Pharmaphil hardshell capsule division in Canada. Operating income also grew 11% between the two nine month periods, and a less favorable product sales mix in Australia resulted in constant operating margins in this segment.

CASH FLOWS

Cash and cash equivalents increased by $6.6 million for the nine month period ended December 31, 1994, as compared with a decrease of $13.2 million in the same period in 1993. Operating activities provided cash of $52.4 million and $23.8 million for the current and prior year periods, respectively. For the period ended December 31, 1994, cash generated from continued strong earnings was partially offset by a $12.7 million increase in net working capital. Such increase is related to a decrease in current liabilities resulting from the timing of payments for significant capital expenditures and inventory purchases, as well as by increases in inventory related to higher sales levels and changes in sales mix. The increase in working capital was partially offset by reductions in receivables largely due to the timing of sales to and collections from certain major nutritional customers. For the prior year period, cash generated from operating earnings was offset by a $25.5 million increase in net working capital. Increases in accounts receivable due to increased sales and shifts in sales mix towards nutritional products customers (who are generally provided longer payment terms) were accompanied by a decrease in current liabilities relating primarily to the timing of value added tax payments for certain of the Company's European subsidiaries and the timing of interest payments.

Capital expenditures for the current year nine months amounted to $33.8 million, compared to the prior year period's capital expenditures of $27.8 million. Current period capital spending consisted primarily of expenditures in North America related to the completion of a satellite softgel production facility for nutritional products, in the United Kingdom related to the continuing expansion of the Zydis(R) production facility and in Australia for the construction of a replacement manufacturing facility, as well as general facility and equipment additions and improvements. In the prior year, capital expenditures were related primarily to the construction in the United Kingdom of the Zydis(R) production facility and in Australia for the construction of the replacement facility in Australia, and other general facility and equipment additions and improvements. For the nine months ended December 31, 1994, $33.8 million was used for the acquisition of the capital stock of Pharmagel and of certain softgel assets of Gayoso Wellcome (as discussed in Note 5 to the consolidated financial statements).

Financing activities for the nine months ended December 31, 1994, reflects the early retirement of $7.1 million of industrial revenue bonds, offset by $7.8 million of net borrowings under the Company's bank credit facility primarily to fund such retirement. The current year also reflects $11.5 million of dividends paid to minority shareholders of subsidiaries. In the prior year period, financing activities reflect primarily $24.5 million of net borrowings under the Company's bank credit facility to fund the acquisition of Pharmagel, as well as a net $10.9 million of other borrowings (primarily under the bank credit facility) to fund previously mentioned capital expenditures, and $7.0 million of dividends paid to minority shareholders of subsidiaries.

LIQUIDITY AND FINANCIAL CONDITION

During the next several years, a significant portion of the Company's cash flow will be used to fund capital expenditures, increased investments in research and development, and to service and reduce indebtedness. Capital expenditures are estimated at $50 million for fiscal year 1995 and $50-60 million for fiscal 1996, and are expected to decline to a lower level per year thereafter. Such expenditures will be used to continue the expansion of softgel production capacity to meet anticipated customer demand, as well as to ensure continuing compliance with pharmaceutical Good Manufacturing Practices (GMP) standards for the Company's facilities.

In addition, such expenditures include the expansion of production facilities for Zydis(R) and the construction of equipment and facilities for the Company's other advanced drug delivery systems. As of December 31, 1994, the Company had approximately $19.0 million of commitments for future capital expenditures.

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

At December 31, 1994, the Company's outstanding long-term indebtedness consisted of approximately $99.3 million of 6 3/4% senior notes (net of a $0.7 million discount), $75.3 million of borrowings under the Company's bank credit facility, $6.3 million of industrial development revenue bonds, and approximately $12.3 million of other indebtedness.

In January 1994, Scherer International completed the refinancing of a significant portion of its outstanding debt. Using the net proceeds from the offering of the senior notes and additional proceeds from borrowing under the Company's bank credit facility, the Company defeased its 14% senior subordinated debentures. The senior notes bear interest at 6 3/4% of face value, payable semi-annually, and mature in full in February 2004. The 6 3/4% senior notes are noncallable and unsecured, ranking pari passu with all other unsecured and senior indebtedness of Scherer International. Annual interest expense on the senior notes outstanding is approximately $6.8 million (excluding amortization of the original issue discount and deferred financing fees), payable semi-annually. The indenture under which the senior notes were issued restricts the Company's ability to incur additional liens, enter into sale-leaseback transactions, engage in certain transactions with affiliates, and engage in certain business combinations.

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

Pursuant to other revolving credit arrangements, the Company and certain of its subsidiaries may borrow up to approximately $13 million. As of December 31, 1994, the Company had outstanding approximately $3.5 million under these revolving credit arrangements.

The Company believes that its future cash flows from operations, together with cash and short-term investments aggregating $27.6 million at December 31, 1994 and amounts available under bank credit facilities will be adequate to meet anticipated capital investment, operating, and debt service requirements.

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

In October 1994, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 119, Disclosure About Derivative Financial Instruments and Fair Value of Financial Instruments, which also must be adopted for the Company's 1995 fiscal year. This statement requires expanded disclosures about the amount, nature, purpose, and terms of derivative financial instruments.

                                    PART II


ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY
         HOLDERS

         None.


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



                                                        R.P. SCHERER CORPORATION


Date:    February 13, 1995                              By: /s/ Nicole S. Williams
       -------------------                                  -----------------------
                                                            Nicole S. Williams
                                                            Executive Vice President, Finance
                                                            and Chief Financial Officer,
                                                            Treasurer, and Secretary

                                EXHIBIT INDEX

EXHIBIT NO.                  DESCRIPTION                            PAGE NO.
- -----------                  -----------                            --------
Exhibit 27                   Financial Data Schedule