Form 10-K405
period 1995-03-31
SCHERER R P CORP /DE/
filed 1995-06-27
CIK 855106

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-K

/x/   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934
                    FOR THE FISCAL YEAR ENDED MARCH 31, 1995

                                       OR

/ /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER 33-30999


                            R.P. SCHERER CORPORATION
             (Exact name of Registrant as specified in its charter)

            DELAWARE                                     13-3523163
    (State of Incorporation)             (I.R.S. Employer Identification Number)


         2075 WEST BIG BEAVER ROAD, TROY, MICHIGAN             48084
         (Address of principal executive offices)            (Zip code)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (810) 649-0900


          Securities registered pursuant to Section 12(b) of the Act:

             Title of each class                     Name of each exchange on which registered
             -------------------                     -----------------------------------------
         COMMON STOCK, $.01 PAR VALUE                         NEW YORK STOCK EXCHANGE
         6-3/4% SENIOR NOTES DUE 2004                         NEW YORK STOCK EXCHANGE


       Securities registered pursuant to Section 12(g) of the Act:  None


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES /x/    NO / /
                                               ---       ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.  YES /x/   NO / /
                                  ---      ---

The aggregate market value of all shares of common stock held by non-affiliates of the registrant as of June 23, 1995 was approximately $1,050,733,000
(based on closing price of $44.75 per share as of June 23, 1995).

Number of shares outstanding of each class of the registrant's common stock as of June 23, 1995: 23,316,674 shares of common stock, par value $.01.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant's proxy statement relating to the 1995 annual meeting of shareholders to be held on September 12, 1995, are incorporated by reference in Part III of this Annual Report on Form 10-K.

                                     PART I

ITEM 1   BUSINESS

GENERAL

R.P. Scherer Corporation (the "Company"), an international developer and manufacturer of oral drug delivery systems, is the world's largest producer of softgels. The Company has also developed and is commercializing advanced drug delivery systems, including the RP Scherersol(R), Zydis(R) and Pulsincap(R) technologies. The Company's proprietary drug delivery systems improve the efficacy of drugs by regulating their dosage, rate of absorption and place of release.

The Company produces over 4,000 products in softgel form, which accounted for approximately 90% of the Company's fiscal 1995 sales. Softgels are used for a wide range of drug, vitamin, cosmetic and recreational products.

The Company has a broad domestic and international customer base consisting of manufacturers and wholesalers of pharmaceutical, health and nutritional, cosmetic and recreational products, with more than half of its total sales made to the pharmaceutical industry. To meet the needs of its multinational customers and to serve new markets, the Company operates softgel manufacturing facilities in twelve countries throughout the world and manufactures hardshell capsules in three of these countries. Approximately three-quarters of the Company's fiscal 1995 sales and operating income were derived from operations outside the United States.

The Company works closely with its customers in the development of new softgel products. Using its expertise in softgel formulation technology, the Company has developed its RP Scherersol(R) systems to broaden the range of pharmaceutical products which may be encapsulated in softgel form. RP Scherersol(R) systems, most of which are patented, often enable pharmaceutical companies to combine the advantages of drugs in liquid solution with the convenience and dosage accuracy of softgels. Additionally, RP Scherersol(R) technologies, by providing a unique, patented dosage delivery system, can protect a pharmaceutical compound against competition from generic drugs throughout the life of the RP Scherersol(R) patents.

In 1991, the Company formed a separate division, Scherer DDS, to focus on the development of advanced drug delivery systems, including the Zydis(R) and Pulsincap(R) technologies. Zydis(R) is an oral dosage form which dissolves instantaneously on the tongue and does not require water to aid swallowing. Pulsincap(R) is an oral drug delivery device which is designed to release a drug at either a predetermined time following ingestion or a predetermined site in the gastrointestinal tract. The Company is engaged in the search for other advanced drug delivery systems which would complement the Company's existing technologies. In January 1994, the Company acquired the rights to a novel ophthalmic drug delivery system from Zeneca Limited. The system, which is in the early stages of development, is intended to enable accurate, sensation-free application of drugs to the eye. In March 1994, the Company entered into an agreement with a United Kingdom-based drug research concern to fund feasibility studies for a unique patent-pending dry powder inhaler device and a patented controlled-release tablet.

In September 1993, the Company formed its Advanced Therapeutic Products Group ("ATP"), based in the United Kingdom. ATP was formed to manage the development and registration of pharmaceutical products using off-patent compounds and the Company's drug delivery technologies. The Company expects that ATP will help it service the growing global demand for therapeutically improved, cost-effective pharmaceutical products.

The Company, a Delaware corporation, was organized in 1989 at the direction of Shearson Lehman Brothers Holdings Inc. to effect the acquisition in June 1989 of R.P. Scherer International Corporation

("Scherer International"). For administrative reasons, on February 28, 1995 Scherer International was merged into the Company, through which the assets and liabilities of Scherer International were assumed by the Company. Prior to February 28, 1995, Scherer International directly owned all operations of the Company, and the Company's only asset was its investment in Scherer International.

SOFTGEL PRODUCTS AND MARKETS

There are three solid oral dosage delivery systems: tablets, hardshell gelatin capsules, and softgel capsules. Softgel products accounted for approximately 90% of the Company's fiscal 1995 sales, and empty two-piece hardshell capsules represented 7% of sales.

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

Pharmaceutical. The pharmaceutical markets in each country are relatively similar due to the high degree of manufacturing regulation worldwide, together with the globalization of the pharmaceutical industry. The Company performs especially well in a highly regulated environment where the customers' main focus is on quality and service as opposed to price. In fiscal 1995, approximately 50% of the Company's softgel sales were derived from the sale of pharmaceutical products.

The Company assists pharmaceutical companies in the formulation of liquids and solids in suspension to be used in softgels. The Company's development of its RP Scherersol(R) systems broadens the range of pharmaceutical products which may be encapsulated in softgel form. RP Scherersol(R) softgel systems are liquid formulation technologies which are designed to improve bioavailability of pharmaceutical compounds that are inconsistently, incompletely or too slowly absorbed from traditional oral dosage forms. RP Scherersol(R) systems, most of which are patented, often enable pharmaceutical companies to extend patent protection and combine the advantages of active molecules in a solution with the convenience and dosage accuracy of softgels.

To date, the most significant product which has been reformulated using the RP Scherersol(R) systems is Sandimmun(R), a product developed and marketed by Sandoz Pharma A.G. Sandimmun(R) (cyclosporin A) is an immuno-suppressant which is administered daily to organ transplant patients throughout their lives in order to prevent post-operative organ rejection. By reformulating the drug into softgel form, the Company was able to mask Sandimmun's(R) unpleasant taste and regulate the dosage size.

In addition, Neoral(R), a new formulation of cyclosporin A, has been recently developed and patented by the Company and Sandoz Pharma A.G. Neoral(R) provides a significant improvement in bioavailability of cyclosporin A and is intended to be used for additional indications. Neoral(R) has received approval in Europe for the treatment of psoriasis, and applications are pending in the U.S. for both psoriasis and rheumatoid arthritis. Sandoz Pharma AG's annual worldwide sales of Sandimmun(R) and Neoral(R) are currently estimated to approximate $1 billion. The Company believes that a majority of Sandimmun(R) and Neoral(R) sales are in softgel form. Sandimmun(R) and Neoral(R) represent approximately 3% of the Company's fiscal 1995 softgel sales.

During fiscal 1995, Abbott Laboratories' popular Hytrin(R) (terazosin HCI) prescription drug used for the treatment of hypertension and benign prostate enlargement, was launched in softgel form.

The Company continues to develop new products for the OTC market. The market's favorable response to softgel formulations of A.H. Robins' Dimetapp(R) and Robitussin(R) and Burroughs Wellcome's

Sudafed(R) has resulted in similar product line extension strategies for Schering-Plough's Drixoral(R) and Miles Laboratories' Alka-Seltzer Plus(R) and Pfizer's Unisom SleepGels(R).

Health and Nutritional. Health and nutritional products consist primarily of vitamins, minerals, herbal supplements, and plant and fish oils. Some of the Company's products involve relatively simple encapsulation of oils, such as vitamin E and cod liver oil, while others are specifically formulated to the requirements of customers. Some health and nutritional products can only be formulated in softgel form, and other products are formulated in softgel form for convenience and quality product line image. Health and nutritional products represented approximately 38% of the Company's fiscal 1995 softgel sales.

Other-Cosmetics and Recreational. Other products represented approximately 12% of the Company's softgel sales in fiscal 1995, with approximately 6% attributable to cosmetics and 6% to recreational products.

The Company's products for the cosmetics market consist principally of: (i) specially shaped softgels containing various topical oils and creams; and (ii) bath pearls or bath capsules containing various oils and fragrances. The Company's largest cosmetics customer, Elizabeth Arden Co., introduced Ceramide facial and eye cream products using special twist-off softgel capsules to provide unit dosing and prevent oxidation of the products before use. More recently, Chesebrough-Ponds introduced its Dramatic Results Skin Smoothing Capsules product, which also utilizes the Company's unit dose softgel formulation technology. The Company continues to develop and market new products for the growing cosmetic market. An example is its fragrance softgel Truscent(R), which represents an economical, biodegradable twist-off sampler providing a unit dose of the actual perfume.

The Company manufactures paintball softgels for use in recreational "paintball games." Various colors of water-soluble paint are encapsulated in softgels and sold by the Company to qualified distributors. Originally established in the United States, this sport is now also growing in popularity internationally.

SCHERER DDS

In 1991, the Company formed a separate division, Scherer DDS, to focus on the development of advanced drug delivery systems. This represents a broadening of the Company's existing business within its infrastructure, and reflects the Company's commitment to this rapidly growing market segment. The Company believes that demand for advanced drug delivery systems will continue to grow because the pharmaceutical industry is recognizing limitations to improving drug efficacy and tolerance with conventional dosage forms. In addition, novel and patentable formulation technologies can often extend the product life cycle of major drugs for many years, thus maximizing income streams from the customers' significant research and development investments.

Scherer DDS, based in the United Kingdom, is responsible for the development, manufacture and marketing of the Company's new advanced drug delivery systems, including the Zydis(R) and Pulsincap(R) technologies. Additionally, Scherer DDS is engaged in the search for other advanced drug delivery systems which might complement the Company's existing technologies. In January 1994, the Company acquired the rights to a novel ophthalmic drug delivery system from Zeneca Limited. The system, which is in the early stages of development, is intended to enable accurate, sensation-free application of drugs to the eye. In March 1994, the Company entered into an agreement with a United Kingdom-based drug research concern to fund feasibility studies for a unique patent-pending dry powder inhaler device and a patented controlled-release tablet.

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

The Company currently produces five Zydis(R) products: Pfizer's Feldene Melt(R) and Feldene Fast(R) (piroxicam), Merck's Pepcidin Rapitab(R) (famotidine), Janssen's Imodium Lingual(R) (loperamide), and two tranquilizer products containing lorazepam and oxazepam for Wyeth-Ayerst International. At present, such products are only sold in Europe and Latin America. There are currently ten major products encompassing Zydis(R) technology in different stages of development and regulatory approval, including Glaxo's Zofran(R) (ondansetron), and an additional ten products are in feasibility studies for customers. Because patents covering active compounds in these products have expired or will expire within the next few years, the manufacturers of such products in many cases have been seeking alternative patent-protected dosage forms. Conventional dosage forms of the active compounds in these products are marketed by large multinational pharmaceutical companies, and these products had aggregate annual sales exceeding $5.0 billion in calendar 1994. In general, agreements with customers call for customers to pay option fees to the Company for product class and/or other forms of exclusivity as well as to pay certain of the costs for development, clinical testing, obtaining regulatory approvals and commercialization of the products. The Company will receive royalties, as well as manufacturing revenues, assuming such products are successfully commercialized. The Company recognized revenues of approximately $11.6 million in fiscal 1995 related to Zydis(R) products.

Pulsincap(R). Pulsincap(R) is an oral drug delivery device which is designed to release the drug in a pulsed fashion at a predetermined time in the gastrointestinal tract or at a predetermined site in the body. This dosage form consists of a capsule composed of a water insoluble body and a water soluble cap, or an enteric coated capsule for colonic delivery. The drug formulation is contained within the capsule body and is sealed in by a hydrogel plug. At a specified time after ingestion, the drug is released into the small intestine or colon for absorption into the blood stream. The Company anticipates that the Pulsincap(R) system will have a broad range of applications. Two major areas targeted are nocturnal (time-controlled) delivery and colonic (site-specific) delivery.

The Pulsincap(R) technology is covered by patents in U.S. and European markets extending through at least 2010. The Company has completed toxicology studies on the hydrogel plug, and several customer-funded feasibility studies have been recently initiated. The Company expects that several years of continued development and testing will be required before any material commercial sales of Pulsincap(R) products could be realized, assuming such development and commercialization activities are successful.

ADVANCED THERAPEUTIC PRODUCTS GROUP

The Company believes that changes currently affecting worldwide pharmaceutical markets will enhance the commercial value of pharmaceutical products which can demonstrate therapeutic and cost benefits over existing therapies. To capitalize on these market trends, in September 1993, the Company formed ATP to manage the development and registration of new pharmaceutical products which are based on the reformulation of off-patent compounds and which utilize the Company's proprietary drug delivery technologies.

Unlike the development work it currently performs on behalf of its customers, the Company intends to plan and execute the clinical development of ATP products and take these products through the regulatory process in the various markets for its own account. The Company believes that engaging in the development of products using its technologies is a logical extension of the Company's expertise in the drug delivery business, and is complementary to its ongoing customer-sponsored drug delivery activities. The Company has hired key executive and technical personnel with extensive expertise in pharmaceutical development, clinical testing and regulatory affairs to manage the activities of ATP. The Company does not intend to build a sales and marketing infrastructure for ATP products, but rather will license marketing rights to pharmaceutical companies with well-developed distribution capabilities. The

Company believes that license fees, royalties and/or profit sharing resulting from development of ATP products will be significantly greater than those that can be obtained on customer-directed work.

The Company expects that expenses associated with the ATP initiative will aggregate $30-40 million over the next three to four years. Revenues from ATP product sales and royalties are expected to begin no earlier than fiscal 1997, assuming the development and commercialization of such products is successful. However, the Company may receive licensing fees as early as fiscal 1996.

ATP products involve the reformulation of existing compounds whose patent protection has expired or is near expiration. Seven generic products are currently under development or planned for development by ATP using RP Scherersol(R), Zydis(R), and Pulsincap(R) drug delivery systems. The Company anticipates that the development, clinical testing and regulatory approval process for ATP products will involve a shorter time period than that normally associated with a new chemical entity, as the drugs used in the ATP formulation will already have established records for safety, toxicity and tolerability.

INTERNATIONAL OPERATIONS

To serve new markets and to meet the needs of its multinational customers, the Company operates softgel manufacturing facilities in twelve countries throughout the world and manufactures hardshell capsules in three of these countries. In addition, the Company has the flexibility to transfer some of its production from one plant to another within its worldwide network. (For information concerning the Company's geographic segments, see Note 15 to the consolidated financial statements.)

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

In recent years, a large number of pharmaceutical companies have become increasingly interested in the development and commercialization of both existing and newly developed pharmaceutical products incorporating advanced drug delivery systems, as evidenced by the substantial increase in softgel development projects. A number of companies have been formed to develop new drug formulations, products, and drug delivery systems.

The Company is the world's largest manufacturer of softgels. The Company believes it has a competitive advantage in the softgel business due to its greater experience in the manufacture of softgels, its advanced formulation technologies, its extensive participation in customer product development, its strong acceptance by customers and its geographic breadth. The Company's principal softgel competitors are several manufacturers with substantially smaller softgel operations. Although the Company faces varying degrees of competition in each of its geographic markets, it believes it has a leading market position in each of its major markets.

The largest producers of hardshell capsules are two multinational pharmaceutical manufacturers which have substantially greater assets and sales than the Company. In addition, the Company competes in various countries with smaller hardshell manufacturers.

PRODUCT INFORMATION

The Company's business is not dependent upon a single product or a few products. No product represents 10% or more of the Company's sales.

CUSTOMERS

No material part of the Company's business is considered to be dependent upon a single customer or a few customers, and no single customer represents 10% or more of the Company's sales.

SOURCES OF MATERIALS

The principal raw material used in the manufacture of softgels and hardshell capsules is gelatin. Gelatin is obtained primarily regionally and in most instances is available from multiple sources (and is generally purchased on a coordinated worldwide basis by the Company to obtain favorable terms as to pricing and quantities). The Company has never experienced any significant shortage of gelatin or other significant raw materials.

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

BACKLOG

The backlog of unfilled orders was approximately $161.1 million at March 31, 1995, as compared to approximately $136.3 million at March 31, 1994. The Company believes that such backlog of orders at March 31, 1995 is firm and will be filled within the next 12 months.

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

RESEARCH AND DEVELOPMENT

Costs incurred in connection with the development of new products and manufacturing methods, including both Company and customer-sponsored expenditures, amounted to $24.4 million, $16.0 million, and $12.4 million in fiscal 1995, 1994 and 1993, respectively.

EMPLOYEES

At March 31, 1995, the Company employed approximately 3,300 full-time employees. The Company considers its relations with its employees to be good.

EXECUTIVE OFFICERS AND DIRECTORS OF THE COMPANY

The name, age and employment history, including all positions held concurrently or successively in the past five years, of each of the Company's executive officers and directors are as follows:

                                                 PRESENT PRINCIPAL OCCUPATION OF EMPLOYMENT
                                                 ------------------------------------------
NAME                     AGE                        AND FIVE-YEAR EMPLOYMENT HISTORY (1)
- ----                     ---                        ------------------------------------
John P. Cashman          54     Chairman of the Company since August 1991 and Director of the Company since June 1990.  Chairman and Director of R.P. Scherer International
                                Corporation from 1989 to February 1995.  Chairman and President of Cashman
                                Group Inc. since 1986.  Chairman of Pharmaphil Group, Inc. from January
                                1987 to June 1989.  President of Manville International and Mining Group
                                and Senior Vice President and Officer of Manville Corporation from 1984 to
                                1986.

Aleksandar Erdeljan      45     President of the Company since August 1991 and Director of the Company since June 1990.  President and Director of R.P. Scherer International
                                Corporation from 1989 to February 1995. President of Pharmaphil Group,
                                Inc. from January 1987 to June 1989.  Director of Corporate Development of
                                the Company from June 1985 to January 1987.

Nicole S. Williams       50     Executive Vice President, Finance, Chief Financial Officer and Secretary
                                of the Company since January 1992, and for R.P. Scherer International
                                Corporation from January 1992 through February 1995.  Treasurer of the
                                Company since June 1993, and of R.P. Scherer International Corporation
                                from June 1993 through February 1995.  Executive Vice President -
                                Worldwide Operations, SPSS, Inc. from December 1990 to January 1992.
                                Senior Vice President, Finance and Administration, Corporate Secretary and
                                Corporate Officer, SPSS, Inc. from July 1987 to December 1990.

Thomas J. Stuart         34     Vice President and Controller of the Company since June 1994, and of R.P.
                                Scherer International Corporation from June 1994 to February 1995.
                                Controller of the Company from August 1991 to June 1994, and of R.P.
                                Scherer International Corporation from May 1990 through February 1995.
                                Manager, Detroit office of Arthur Andersen & Co. from June 1987 to May
                                1990.

Dennis R. McGregor       42     Assistant Treasurer and Director of Tax Operations of the Company since
                                August 1993, and of R.P. Scherer International Corporation from August
                                1993 through February 1995.  Manager of Tax Audit and Planning, Allied-
                                Lyons North America from December 1991 to August 1993.  International Tax
                                Manager for Great Lakes Chemical from September 1990 to November 1991.
                                Manager of Tax Planning and Research for Brown Forman Corporation from
                                September 1983 to September 1990.

Lori G. Koffman          36     Director of the Company since September 1989, and of R.P. Scherer
                                International from September 1989 through February 1995.  Assistant
                                Secretary of the Company since December 1989.  Director, CIBC Wood Gundy
                                Capital since April 1995.  Senior Vice President, Lehman from 1990 to
                                December 1994.  Vice President, Lehman from 1987 to 1990.

Frederick Frank          63     Director of the Company since June 1990, and of R.P. Scherer International
                                Corporation from August 1988 through February 1995.  Senior Managing
                                Director of Lehman.  Also a director of Applied Bioscience International,
                                Inc. and Physicians Computer Network.

                                                PRESENT PRINCIPAL OCCUPATION OF EMPLOYMENT
                                                ------------------------------------------
NAME                     AGE                       AND FIVE-YEAR EMPLOYMENT HISTORY (1)
- ----                     ---                       ------------------------------------
James A. Stern           44     Director of the Company since June 1990, and of R.P. Scherer
                                International Corporation from June 1990 through February 1995.  Chairman of The Cypress Group, a private merchant bank, since April 1994.
                                Managing Director of Lehman and head of its Merchant Banking Group from
                                1989 to 1994.  Also a director of Noel Group, Inc., K & F Industries
                                Inc., Lear Seating Corporation, American Marketing Industries Holdings
                                Inc. and Infinity Broadcasting Corporation.

Louis Lasagna, M.D       71     Director of the Company since September 1991, and of R.P. Scherer
                                International Corporation from June 1992 through February 1995.  Dean for
                                Scientific Affairs, Tufts University School of Medicine, since 1995.
                                Dean, Sackler School of Graduate Biomedical Sciences, Tufts University;
                                Professor of Psychiatry and Professor of Pharmacology, Tufts University,
                                in each case since 1984.  Independent consultant since 1965. Director of
                                Tufts University Center for the Study of Drug Development since 1975.
                                Chairman of the Board of the United States branch of Astra Pharmaceutical
                                Products, Inc. Member of the Board of Trustees of International Life
                                Sciences Institute/Nutrition Foundation since 1980 and Chairman since
                                1991.  Director of the Foundation for Nutritional Advancement since 1980.

Robert H. Rock           44     Director of the Company since September 1991, and of R.P. Scherer
                                International Corporation from June 1992 through February 1995.  Chairman of Metroweek Corporation since December 1988.  President of MLR
                                Enterprises since October 1987.  Chairman and Chief Executive Officer of the Hay Group from October 1986 to October 1987.  Also a director of Hunt
                                Manufacturing Company and the Wistar Institute.

John E. Avery            66     Director of the Company since January 1995.  Chairman of the Americas
                                Society and Council of the Americas since 1993, and Director since 1991.
                                Assistant to the Chairman of Johnson & Johnson from 1992 to 1993.
                                Company Group Chairman, Johnson & Johnson, from 1979 to 1992.  Also a director of the Argentine-American Chamber of Commerce.  Member of the
                                Dean's Council at the Yale University School of Medicine, the Advisory
                                Board of the Yale School of Organization and Management, the Board of
                                Governors of the Foreign Policy Association, and the Council on Foreign
                                Relations.

         (1) Where no starting date is given for a principal occupation or employment, such occupation or employment commenced prior to 1990.

All directors of the Company serve terms of one year and remain in office until the election of their respective successors. Officers serve at the pleasure of the Board of Directors.

There are three committees of the Board of Directors of the Company: the Executive Committee, the Compensation Committee and the Audit Committee.

ITEM 2   PROPERTIES

The Company develops and manufactures its products at twenty principal worldwide locations with an aggregate floor space of approximately 1.6 million square feet. Fifteen of these facilities are owned in fee by the Company, and five facilities, with an aggregate floor space of 600,000 square feet, are leased. The U.S. softgel manufacturing facilities total three, of which two, of 100,000 square feet, are leased. The seventeen foreign manufacturing facilities include fourteen owned facilities with an aggregate floor space of 900,000 square feet, and three leased facilities with 500,000 square feet aggregate floor space. Approximately 80% of the foreign facilities primarily manufacture softgels and related items, while 20% of the foreign facilities produce hardshell capsules. The foreign facilities are located in Argentina, Australia, Brazil, Canada (two facilities), France (two facilities), Germany (three facilities), Italy (two facilities), Japan, South Korea, and the United Kingdom (three facilities). Portions of these facilities are also used for related research and development, administration, and warehousing activities.

The Company's primary leased facility, a German manufacturing facility of approximately 300,000 square feet in size, has a lease term (including renewal options) extending through December 2008. The Company also leases a production facility in France of approximately 100,000 square feet, with a lease term extending through March 2008, and a production facility in Italy of approximately 100,000 square feet, with a lease term extending through May 2000. Additionally the Company leases its executive offices in Troy, Michigan, and sales offices, research facilities and warehouses at a variety of locations in the U.S. and abroad. All leases generally provide for payment of taxes, utilities, insurance and maintenance by the Company, and have terms extending for periods from one to fifteen years, including renewal options.

In the opinion of the Company, its principal properties, whether owned or leased, are well-maintained and in satisfactory condition, are adequately insured, and are suitable and have capacities adequate for the purposes for which they are used.

ITEM 3   LEGAL PROCEEDINGS

Three separate actions, which sought damages for, among other things, alleged violations of state securities laws, fraud, misrepresentation, breach of contract, conversion and negligence in connection with the 1986 private placement sale of limited partnership interests and warrants of Paco Development Partners II, a research and development partnership of which a former subsidiary of the Company serves as general partner, have been settled in a class action settlement ("Settlement Agreement"). These actions included two New Jersey State court actions which were consolidated (Nelson v. Dean Witter Reynolds, Inc., and Barrios et al. v. Paco Pharmaceutical Services, Inc., et al.) and a New Jersey federal court action (Nelson v. Ian Ferrier). The Company recognized in fiscal 1994 a special charge of approximately $3.2 million representing the amount of all settlement-related costs in excess of previously provided reserves. The Settlement Agreement entered into by the parties to the three lawsuits was approved as fair, adequate and reasonable by order of a judge of the district court of New Jersey dated July 19, 1994, and all three actions were dismissed with prejudice. All distributions to class members and class counsel were paid during fiscal 1995.

On March 30, 1992, OCAP Acquisition Corp. ("OCAP") commenced an action in the Supreme Court of the State of New York, County of New York, against Paco Pharmaceutical Services, Inc. ("Paco"), certain of its subsidiaries, the Company and Scherer International (collectively, the "defendants"), arising out of the termination of an Asset Purchase Agreement dated February 21, 1992 (the "Purchase Agreement") between OCAP and the defendants providing for the purchase of substantially all the assets of Paco. On May 15, 1992, OCAP served an amended verified complaint (the "Amended Complaint"), asserting causes of action for breach of contract and breach of the implied covenant of good faith and fair dealing, arising out of defendants' March 25, 1992 termination of the Purchase Agreement, as well as two additional causes of action that were subsequently dismissed by order of the court. The Amended Complaint seeks $75 million in actual damages, $100 million in punitive damages, as well as OCAP's attorney fees and other litigation expenses, costs and disbursements incurred in bringing this action. Pre-trial discovery with respect to the action is presently under way. Based upon the investigation conducted by the Company and its counsel to date, the Company believes that this action lacks merit and intends to defend against it vigorously. The Company intends to file a counterclaim seeking damages as a result of the termination of the Purchase Agreement. In the opinion of management, the ultimate outcome of this litigation will not have a material adverse effect on the Company's business or financial condition.

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

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's security holders during the last quarter of its fiscal year ended March 31, 1995.

                                    PART II


ITEM 5   MARKET FOR REGISTRANT'S COMMON EQUITY AND
         RELATED STOCKHOLDER MATTERS

The principal market for the Company's common shares is the New York Stock Exchange. The following table indicates the high and low sales prices of the Company's common stock as reported on the composite tape of the New York Stock Exchange.

                                                               MARKET PRICE
                                                         -------------------------
                                                           HIGH           LOW
                                                           ----           ---
             Year ended March 31, 1995:
                     First Quarter                         $37.75         $31.75
                     Second Quarter                        $41.75         $32.25
                     Third Quarter                         $45.50         $39.75
                     Fourth Quarter                        $50.25         $42.38

             Year ended March 31, 1994:
                     First Quarter                         $31.25         $25.00
                     Second Quarter                        $33.50         $26.13
                     Third Quarter                         $37.75         $31.38
                     Fourth Quarter                        $40.50         $35.50


The Company had 112 common shareholders of record at June 23, 1995.

The Company did not declare any dividends in the two year period ended
March 31, 1995. Restrictions contained in certain of the Company's long-term debt agreements limit the payment of dividends. The Company does not currently have any plans to declare or pay cash dividends.

ITEM 6   SELECTED FINANCIAL DATA

                                                                                         YEAR ENDED MARCH 31,
                                                                    -------------------------------------------------------------
                                                                      1995         1994         1993        1992         1991
                                                                    -------------------------------------------------------------
                                                                                (in thousands, except per share data)
OPERATING DATA (1):
Net sales ......................................................     $536,682     $449,297     $398,011    $337,786      $298,638
Cost of sales ..................................................      339,923      287,389      242,108     201,991       183,438
Selling, administrative and other expense ......................       92,937       74,517       67,806      58,758        52,216
Litigation settlement and other (2) ............................          -          4,478          -           -             -
Stock and other compensation expense (3) .......................          -            -            -        13,060           -
Operating income (2,3) .........................................      103,822       82,913       88,097      63,977        62,984
Interest expense ...............................................       13,758       22,480       25,436      35,348        45,045
Net income (loss) from continuing
  operations ...................................................       44,859       30,914       28,960      (1,224)       (6,425)
Net income (loss) from continuing
  operations attributable to common
  shares (4) ...................................................       44,859       30,914       28,960      (7,596)      (12,154)
Net income (loss) attributable to common
  shares (4, 5) ................................................       44,859       15,094       20,895     (31,118)      (12,471)

Depreciation and amortization (7) ..............................       27,449       25,314       22,678      19,940        19,774
Capital additions ..............................................       54,076       39,503       33,192      20,947        11,993

PER COMMON SHARE:
Net income (loss) from continuing
  operations (4) ...............................................     $   1.83     $   1.27     $   1.20      $(0.50)     $  (1.37)
Net income (loss) (4,5) ........................................         1.83         0.62         0.86       (2.05)        (1.40)

BALANCE SHEET DATA (1)
(at end of period):
Working capital (6) ............................................     $113,656     $ 89,681     $ 82,874    $ 79,248      $ 47,624
Total assets ...................................................      704,373      613,414      532,184     525,977       501,859
Long-term debt, including current portion ......................      185,410      189,277      142,508     178,639       298,746
Redeemable preferred stock .....................................          -            -            -           -          31,560
Minority interests .............................................       42,706       35,354       32,369      28,357        24,609
Shareholders' equity ...........................................      273,646      214,710      203,001     191,634        35,582

NOTES TO SELECTED FINANCIAL DATA
1. Excludes the discontinued operations of Southern Optical Company, The Lorvic Corporation, Franz Pohl GmbH, Scientific Associates, Inc., and Paco Pharmaceutical Services, Inc. ("Paco").
2. Includes special charges totaling $4.5 million in the year ended March 31, 1994, for the accrual of a proposed settlement of Paco Development Partners (PDP II) litigation, which has been outstanding since 1990, and the write-down of buildings and property related to the relocation of operations in Australia.
3. Includes a one-time $12.3 million non-cash charge for stock and other compensation expense relating to the Company's common stock sale in October 1991 for the year ended March 31, 1992.
4. After allowing for preferred stock dividends and accretion between the fair value at the date of issuance and the stated value of preferred stock. During calendar year 1992, the Securities and Exchange Commission staff implemented a policy which would have required the difference between the redemption price and carrying value of R.P. Scherer Corporation's Exchangeable Preferred Stock, amounting to $29.8 million, to be reflected as an increase to net loss attributable to common shares. If such policy had been applied in connection with R.P. Scherer Corporation's November 1991 redemption of its Exchangeable Preferred Stock, net loss attributable to common shares for the year ended March 31, 1992 would have increased to $(60.9) million, or $(4.01) per common share, from the reported $(31.1) million, or $(2.05) per common share.
5. Includes extraordinary loss of $15.8 million from debt extinguishments for the year ended March 31, 1994; extraordinary loss of $8.4 million from early retirement of debt, a $0.7 million loss from the sale of Paco, and a $1.0 million gain from cumulative effect of accounting change for year ended March 31, 1993; an estimated loss of $16.7 million from disposal of Paco, an extraordinary loss of $2.1 million on the early retirement of debt, and a $4.9 million charge for an accounting change for postretirement benefits for the year ended March 31,1992.
6. Includes notes payable but does not include current portion of long-term debt.
7. Includes amortization of deferred financing costs and debt discount of $0.5 million, $1.3 million, $1.8 million, $2.0 million, and $3.3 million for the years ended March 31, 1995, 1994, 1993, 1992, and 1991, respectively.

ITEM 7   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
         OF OPERATIONS AND FINANCIAL CONDITION


GENERAL

The following discussion and analysis of financial results and condition covers the fiscal years ended March 31, 1995, 1994, and 1993. The discussion and analysis refers only to results of continuing operations (see Note 5 to the consolidated financial statements for further discussion).

A majority of the Company's sales, income and cash flows is derived from its international operations. With the exception of operations in highly inflationary economies, which are measured in U.S. dollars, the financial position and the results of operations of the Company's foreign operations are measured using the local currencies of the countries in which they operate, and are translated into U.S. dollars. Although the effects of foreign currency fluctuations are mitigated by the fact that expenses of foreign subsidiaries are generally incurred in the same currencies in which sales are generated, the reported results of operations of the Company's foreign subsidiaries are affected by changes in foreign currency exchange rates, and as compared to prior periods will be higher or lower depending upon a weakening or strengthening of the U.S. dollar. In addition, a substantial portion of the Company's net assets are based in its foreign operations, and are translated into U.S. dollars at foreign currency exchange rates in effect as of the end of each period. Accordingly, the Company's consolidated shareholders' equity will fluctuate depending upon the strengthening or weakening of the U.S. dollar.

A summary of the Company's sales, operating income and identifiable assets by geographic segment is included in Note 15 to the consolidated financial statements. The relationships between operating results and assets of the segments are not comparable due to a variety of factors. These factors include: differing product sales mix, operating and capital costs associated with local regulatory requirements, the age of the Company's manufacturing facilities, whether capital assets are owned or leased, working capital needs, fluctuations in exchange rates, and other reasons specific to each country in which the Company operates.

RESULTS OF OPERATIONS

Fiscal Years Ended March 31, 1995 and 1994

Sales for the fiscal year ended March 31, 1995 reached an all-time record $536.7 million, exceeding by 19% sales of $449.3 million in fiscal 1994. A majority of the sales gain in fiscal 1995 was generated by the Company's European operations, resulting primarily from increased demand for pharmaceutical softgel products. The effects of the weakening of the U.S. dollar relative to most foreign currencies also had the effect of increasing reported sales in fiscal 1995. On a constant exchange rate basis, the sales improvement for fiscal 1995 was 15% as compared to the prior fiscal year.

The Company's United States operations achieved sales of $128.9 million in fiscal 1995, representing a 7% increase from sales of $120.7 million recorded in fiscal 1994. Sales of pharmaceutical softgel products were especially strong, as customer launches of several cough/cold and other over-the-counter ("OTC") softgels contributed to a 28% sales gain in this product category. Major branded products launched during fiscal 1995 include Alka-Seltzer Plus from Miles Laboratories, Drixoral from Schering-Plough and Excedrin PM from Bristol-Myers Squibb. Pharmaceutical sales in the United States also benefited from the introduction of Abbott Laboratories' popular Hytrin (terazosin HCI) prescription drug used for the treatment of hypertension and benign prostate enlargement, which was launched in softgel form during the latter part of fiscal 1995. Sales of nutritional softgels, which represent a majority of the Company's sales in the United States, declined nearly 7% in fiscal 1995. All of this decline is attributable to a reduction in sales of Vitamin E, stemming from reduced demand as a result of media attention to recent studies questioning the purported health benefits of Vitamin E and other anti-oxidant products.

The decrease in nutritional softgel sales had minimal effect on the Company's income as Vitamin E softgels carry relatively low margins due to their high material cost content and commodity nature.

Sales in Europe increased to $302.2 million for fiscal 1995, amounting to a 29% improvement from sales of $233.7 million last fiscal year. The most significant sales increase was achieved in Germany, as the Company continued to benefit from the recovery of the pharmaceutical industry during the year, enhanced by a rapidly expanding OTC market. The German pharmaceutical industry had been depressed during most of fiscal 1994 following government healthcare reforms instituted in January 1993. Sales in Germany also reflect significant additional sales to Sandoz of Sandimmune and Neoral cyclosporin A softgels, which continue to perform well in the growing market for immuno-suppressant drugs. Sales elsewhere in Europe also increased at double-digit rates, aided in part by customers and capacity acquired as a result of the purchase of Pharmagel in July 1993 (See Note 3 to the consolidated financial statements). The effects of the weaker U.S. dollar also provided a substantial part of the reported sales increase in Europe. On a constant exchange rate basis, the sales increase was approximately 21% for fiscal 1995 compared to fiscal 1994.

The factors which gave rise to the extraordinary sales results in Europe during fiscal 1995 are not anticipated to recur to the same extent in the next fiscal year. As a result, the Company expects that the rate of sales and income growth will slow somewhat in future periods as compared with that experienced in fiscal 1995.

The Company's Other International segment generated sales of $105.6 million in fiscal 1995, representing an 11% improvement from sales of $94.9 million in fiscal 1994. Softgel operations in Japan, Canada, and South America contributed to the sales growth, as did the Company's Pharmaphil hardshell capsule division, located in Canada. Most of the sales gain resulted from incremental sales volumes of pharmaceutical products, and, to a lesser extent, the strengthening of the Japanese Yen. Revenue growth in this geographic segment was diluted somewhat by the results of the Company's Australian operations, where competitive pressures and a down-turn in the nutritionals market resulted in nearly flat sales levels.

The Company's twelve-month sales order backlog rose to $161.1 million at March 31, 1995, an 18% increase when compared to the $136.3 million at the same date last year, or a 7% increase as measured using constant exchange rates. A majority of the backlog increase was generated by the Company's operation in Germany. The Company has expanded, and will continue to increase, its manufacturing capacity to reduce order lead times and better serve its customers.

Gross margin rose $34.9 million to $196.8 million in fiscal 1995, a 22% increase from fiscal 1994. As a percentage of sales, gross margin was 36.7% in fiscal 1995, compared to 36.0% last fiscal year. Such improvement reflects the shift in sales mix toward pharmaceutical products by essentially all of the Company's operations. Pharmaceutical products often incorporate the Company's patented or proprietary technologies, and require more value-added formulation and manufacturing expertise than other types of products, thus generally commanding higher margin levels. Sales of pharmaceutical products (principally softgels) represented approximately 52% of total sales in fiscal 1995, compared to 48% of total sales in fiscal 1994. Part of the improvement in gross margin rate also stems from efficiencies associated with the higher overall volume levels in fiscal 1995.

The Company earned operating income of $103.8 million in fiscal 1995, a 25% increase (20% at constant exchange rates) compared to operating income of $82.9 million recognized in the prior fiscal year. The increase in operating income was 19% excluding special charges in fiscal 1994 totaling $4.5 million for litigation settlement costs and expenses related to the Company's decision to relocate its Australian plant operations. The improvement in operating income was achieved in spite of a 17% increase in selling and administrative expenses, attributable in large part to additional investments in marketing staffs and promotional costs, sales commissions, incentive compensation associated with improved financial performance, and the translation effects of the weaker U.S. dollar.

Planned expenditures for research and development further reduced reported operating income growth during fiscal 1995. Excluding research and development expense and the special charges recorded in fiscal 1994, operating income grew 24% in fiscal 1995 compared to last fiscal year. Research and development costs were $21.3 million in fiscal 1995, representing a 63% increase from the $13.1 million incurred during the prior fiscal year. Approximately $6.0 million of the fiscal 1995 spending relates to the Advanced Therapeutic Products group ("ATP"), which was formed late in fiscal year 1994 to engage in the development of off-patent or soon to become off-patent drug compounds reformulated utilizing the Company's advanced drug delivery systems, including Zydis(R), Pulsincap(R) and RP Scherersol(R). As discussed further below, the Company expects that spending for ATP activities will continue to increase significantly for the foreseeable future.

Income from continuing operations rose to $44.9 million, or $1.83 per common share, in fiscal 1995, compared to $30.9 million, or $1.27 per common share, in fiscal 1994. Before the $4.5 million of special charges described earlier, income from continuing operations in fiscal 1994 was $34.0 million, or $1.40 per share. In addition to the operating income improvements discussed above, the Company realized the benefit of an $8.7 million reduction in interest expense for fiscal 1995, primarily associated with the January 1994 refinancing through defeasance of $125 million of 14% subordinated debentures with a combination of $100 million 6-3/4% senior notes and bank debt. After a $15.8 million extraordinary charge related to refinancings in fiscal 1994, net income was $15.1 million, or $0.62 per share.

The Company's effective income tax rate rose to 33.1% of pretax income in fiscal 1995, compared to only 30.1% of pretax income in the prior year. The higher income tax rate is the result of changes in the geographic mix of pretax income and increases in income tax rates in certain countries. Minority interests in income of subsidiaries for fiscal 1995 increased $3.7 million, or 29%, to $16.4 million, primarily as a consequence of the substantial improvement in earnings of the Company's 51%-owned German subsidiary.

The favorable effects of the weaker U.S. dollar added an estimated $0.07 to the Company's increase in reported earnings per share for fiscal 1995.

Fiscal Years Ended March 31, 1994 and 1993

Sales for fiscal 1994 reached $449.3 million, representing a 13% increase from sales of $398.0 million achieved in fiscal 1993. Pharmagel operations, which were acquired July 1, 1993 (see Note 3 to the consolidated financial statements) contributed $15.5 million to the fiscal 1994 sales gain. A significantly stronger U.S. dollar in fiscal 1994 compared to fiscal 1993 had the effect of depressing the reported growth in sales. On a constant exchange rate basis, the sales increase would have been 19% in fiscal 1994 versus fiscal 1993.

The Company's United States operations achieved sales of $120.7 million in fiscal 1994, or a 39% gain from sales of $86.7 million in fiscal 1993. A substantial majority of the fiscal 1994 improvement resulted from a 60% increase in sales of nutritional softgels, primarily Vitamin E and other anti-oxidants, in large part due to publicized recognition in the medical community of the potential health benefits of these products. A 75% rise in sales of over-the-counter ("OTC") pharmaceutical softgels also contributed to the United States sales improvement.

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

The Company's twelve-month sales order backlog was $136.3 million at March 31, 1994, an increase of 24% from the same time last year. The backlog increase reflected primarily an improvement in the pharmaceutical industry and economic climate in Germany, and continuing strong demand for the Company's nutritional softgel products in the United States.

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

The Company recorded a combined $4.5 million charge against operating income in fiscal 1994 to account for the proposed settlement of litigation relating to Paco Development Partners II and to write-down the Company's existing production facility in Australia to net realizable value prior to its replacement (see Notes 2 and 14 to the consolidated financial statements). Excluding this special charge, operating income was $87.4 million for fiscal 1994, essentially unchanged from fiscal 1993's operating income of $88.1 million. On a constant currency basis, however, operating income increased 3% in fiscal 1994 as compared to fiscal 1993. Selling and administrative expenses rose $5.0 million to $61.4 million, or an increase of 9% compared to fiscal 1993. Almost one-half of this increase is due to the addition of Pharmagel during 1994. Before the inclusion of Pharmagel, selling and administrative expenses declined to 13.1% of sales in fiscal 1994 from 14.2 % of sales in fiscal 1993.

The Company continued to increase its investment in research and development, with spending of $13.1 million in fiscal 1994, representing a 15% increase from the $11.4 million expensed in the prior fiscal year. These increased expenditures reflect pharmaceutical softgel development work, as well as research and development activities related to the Company's Advanced Therapeutic Products group and Pulsincap(R) drug delivery device.

Income from continuing operations reached a record $30.9 million, or $1.27 per share, in fiscal 1994, despite the $4.5 million special charge described above. Before the effects of the special charge, income from continuing operations for fiscal 1994 was $1.40 per share, representing a 17% improvement from the $1.20 per share reported in fiscal 1993. The earnings improvement stems in part from a $1.2 million reduction in net interest expense resulting from the debt refinancing described below, offset by interest expense on bank debt used to fund the Pharmagel acquisition. A significant reduction in the Company's effective income tax rate accounted for a majority of the income improvement for fiscal 1994. The income tax provision was $18.7 million (30.1% of pretax income) in fiscal 1994, compared to $24.1 million (36.3% of pretax income) in fiscal 1993. The lower effective income tax rate in fiscal 1994 resulted from a shift in pretax income towards lower tax rate countries (primarily the U.S.) and reduced statutory corporate income tax rates in Germany and Australia. Minority interests in income declined to $12.7 million in fiscal 1994, a reduction of $0.6 million from the $13.3 million in fiscal 1993. Such decline resulted primarily from reduced income of the Company's 51% owned German subsidiary.

In January 1994, the Company successfully refinanced, through defeasance, the outstanding 14% Senior Subordinated Debentures of R.P. Scherer International Corporation ("Scherer International"). The Company recorded an extraordinary loss of $15.5 million, or $0.64 per share, related to the defeasance transaction, as well as a $0.3 million extraordinary loss, or $0.01 per share, related to the replacement of its former bank credit facility. See "Liquidity and Financial Condition" below for further discussion.

CASH FLOWS

Cash and cash equivalents increased by $17.1 million for fiscal 1995, as compared with decreases of $13.8 million in fiscal 1994 and $14.4 million in fiscal 1993. Operating activities provided net cash of $89.2 million, $47.7 million, and $46.0 million during fiscal years 1995, 1994 and 1993, respectively. In fiscal 1995, cash was generated from continued growth in the Company's after-tax earnings, enhanced by a significant reduction in the rate of growth of working capital when compared with the previous two fiscal years. Receivables increased at a rate much slower than sales, due in particular to the previously discussed shift in sales mix to pharmaceutical products customers, who generally have shorter payment terms than nutritional products customers. Inventories also increased at a substantially slower rate than sales primarily due to the same shift in sales mix away from nutritional products, which have a higher raw material cost content. In fiscal 1994, growth in cash from the Company's after-tax earnings was offset by a $22.5 million increase in net working capital, which reflected increases in inventories and receivables associated with the fiscal 1994 13% sales growth, as well as by the shift in fiscal 1994 sales mix towards nutritional products customers who are generally provided longer payment terms. The working capital increase further reflects the approximate $6 million decrease in accrued interest payable resulting from the Company's refinancing activities during fiscal 1994. In fiscal 1993, increased cash from the Company's after-tax earnings was offset by a $20.6 million increase in net working capital, primarily related to an aggregate 17% increase in inventories and receivables associated with sales gains.

Net cash used by investing activities was $54.8 million, $74.7 million, and $3.7 million for the 1995, 1994 and 1993 fiscal years, respectively. Fiscal 1995 activities primarily reflect cash used for capital expenditures of $54.1 million, comprised primarily of expenditures in North America related to the completion of a satellite softgel production facility for nutritional products, in the United Kingdom related to the continuing expansion of the Zydis(R) production facility, in France for the expansion and upgrade of softgel production facilities, and in Australia for the construction of a replacement manufacturing facility, as well as general facility and equipment additions and improvements. Fiscal 1994 includes a $33.8 million use of cash for the acquisitions of the capital stock of Pharmagel and certain softgel assets of Gayoso Wellcome (as discussed in Note 3 to the consolidated financial statements), as well as cash used for capital expenditures of $39.5 million. Such capital expenditures consisted primarily of expenditures in the United Kingdom related to the new Zydis(R) production facility and in Australia for the construction of a replacement manufacturing facility, as well as general facility and equipment additions and improvements. Capital expenditures of $33.2 million were incurred in fiscal 1993, consisting primarily of facility and equipment upgrades in the Company's German subsidiary, expansion in the United Kingdom related primarily to Zydis(R) production and Pulsincap(R) development facilities, and softgel manufacturing equipment and other facility upgrades and improvements worldwide. Fiscal 1993 also reflects the disposal of Paco Pharmaceutical Services, Inc. ("Paco"), which provided $28.0 million of cash.

Net cash used by financing activities was $20.4 million in fiscal 1995, as compared with cash provided of $13.5 million in fiscal 1994 and cash used of $56.3 million in fiscal 1993. Financing activities for fiscal 1995 reflects primarily the $4.6 million retirement of industrial revenue bonds, as well as $2.8 million of net repayments on the Company's bank credit facility. Other significant fiscal 1995 financing uses include dividends paid to holders of minority interests in subsidiaries of $11.5 million. Fiscal 1994 reflects the defeasance of the 14% senior subordinated debentures of Scherer International, which used cash of $141.5 million. Such defeasance was funded primarily through the issuance of 6-3/4% senior notes, which provided cash of $99.3 million, as well as through borrowings under the Company's bank credit facility. Other significant fiscal 1994 financing activities include a net $63.8 million of proceeds from the Company's bank credit facility (primarily to fund the defeasance and the acquisition of Pharmagel) and $2.4 million of proceeds from industrial revenue bonds to finance a facility upgrade and expansion. Financing activities for fiscal 1993 reflect primarily the third quarter repurchase of $42.5 million principal amount of 14% senior subordinated debentures for approximately $49.3 million, funded primarily by cash on hand and borrowings under the Company's bank credit facility. Other financing sources include $2.2 million of proceeds from industrial revenue bonds and $4.8 million of other borrowings. Other significant financing uses include $29.6 million of repayments on the bank credit facility.

LIQUIDITY AND FINANCIAL CONDITION

During the next several years, a significant portion of the Company's cash flow will be used to fund capital expenditures, increased investments in research and development, and to service and reduce indebtedness. Capital expenditures are anticipated to approximate $70-$80 million for fiscal year 1996, and are expected to decline to a lower level per year thereafter. Such expenditures will be used to continue the expansion of softgel production capacity to meet anticipated customer demand, as well as to ensure continuing compliance with pharmaceutical Good Manufacturing Practices (GMP) standards for the Company's facilities. In addition, such expenditures will include further major expansions of production facilities for Zydis(R) and the construction of equipment and facilities for the Company's other advanced drug delivery systems. As of March 31, 1995, the Company had approximately $11.5 million of commitments for future capital expenditures.

The Company will also continue to invest a significant portion of its cash flow in research and development activities for its advanced drug delivery systems, including the RP Scherersol(R), Zydis(R) and Pulsincap(R) technologies, as well as to develop new drug delivery technologies and to fund the Company's ATP initiative. The Company believes that changes currently affecting worldwide pharmaceutical markets will enhance the commercial value of products which can demonstrate therapeutic and cost benefits over existing therapies, and through ATP intends to capitalize upon these trends by creating new products which reformulate existing compounds utilizing the Company's proprietary drug delivery technologies. The Company expects that expenses associated with ATP will approximate $30-40 million in aggregate over the next three to four years. Revenues from ATP product sales and royalties are expected to begin no earlier than fiscal 1997, assuming the development and commercialization of such products is successful.

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

At March 31, 1995, the Company's outstanding long-term indebtedness consisted of approximately $99.3 million of 6-3/4% senior notes (net of a $0.7 million discount), $65.6 million of borrowings under the Company's bank credit facility, $6.4 million of industrial development revenue bonds, and approximately $14.1 million of other indebtedness.

In January 1994, the Company completed the refinancing of a significant portion of its outstanding debt. Using the net proceeds from the offering of the senior notes and additional proceeds from borrowings under the Company's bank credit facility, the Company defeased its 14% senior subordinated debentures. The senior notes bear interest at 6-3/4% of face value, payable semi-annually, and mature in full in February 2004. The 6-3/4% senior notes are noncallable and unsecured, ranking pari passu with all other unsecured and senior indebtedness of the Company. Annual interest expense on the senior notes is approximately $6.8 million (excluding amortization of the original issue discount and deferred financing fees), payable semi-annually. The indenture under which the senior notes were issued restricts the Company's ability to incur additional liens, enter into sale-leaseback transactions, engage in certain transactions with affiliates, and consummate certain business combinations.

In March 1994, the Company entered into a bank credit facility which allows for revolving credit borrowings up to an aggregate of $175.0 million in various currencies, and expires April 1, 1999. Interest is payable quarterly at LIBOR plus .575%, with a further reduction in the interest rate spread to LIBOR plus
 .475% anticipated later during the term of the facility based on certain financial performance criteria, or at the bank's prime rate. Unused borrowing availability is subject to annual commitment fees of 1/4%. Borrowings under this agreement are unsecured, and rank pari passu with all other unsecured and senior indebtedness. The bank credit facility requires the Company to satisfy various annual and quarterly financial tests, including maintenance on a consolidated basis of specified levels of tangible net worth and cash flow coverage, leverage, and fixed charge ratios. The agreement also restricts the Company's ability to incur additional indebtedness or liens, make investments and loans, dispose of assets, or consummate a business combination, and limits the ability of the Company to pay dividends. As of March 31, 1995, the Company does not currently have plans to declare or pay any cash dividends.

Pursuant to other revolving credit arrangements, the Company and certain of its subsidiaries may borrow up to approximately $25.0 million. As of March 31, 1995, the Company had outstanding approximately $2.1 million under these revolving credit arrangements.

The Company believes that its future cash flows from operations, together with cash and short-term investments aggregating $38.8 million at March 31, 1995 and amounts available under bank credit facilities will be adequate to meet anticipated capital investment, operating, and debt service requirements.

See Notes 2 and 17 to the consolidated financial statements for information regarding the use of financial instruments and derivatives thereof, including foreign currency hedging instruments. As a matter of policy, the Company does not engage in "speculative" transactions involving derivative financial instruments.

Inflation and Accounting Policies

In the view of management, the effects of inflation and changing prices on the Company's net results of operations and financial condition were not significant.

ITEM 8   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                   R.P. SCHERER CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME


                                                          (In thousands, except per share data)
                                                               For the years ended March 31,
                                                         ---------------------------------------
                                                           1995            1994           1993
                                                         --------        --------       --------
Net sales                                                $536,682        $449,297       $398,011
Cost of sales                                             339,923         287,389        242,108
Selling and administrative expenses                        71,661          61,427         56,413
Litigation settlement and other (Notes 2, 14)                 -             4,478            -
Research and development expenses, net                     21,276          13,090         11,393
                                                         --------        --------       --------
Operating income                                          103,822          82,913         88,097

Interest expense                                           13,758          22,480         25,436
Interest earned and other                                  (1,523)         (1,911)        (3,630)
                                                         --------        --------       --------

Income from continuing operations before income
  taxes, minority interests, and extraordinary loss        91,587          62,344         66,291

Income taxes                                               30,352          18,737         24,056
Minority interests                                         16,376          12,693         13,275
                                                         --------        --------       --------
Income from continuing operations before
  extraordinary loss and accounting change                 44,859          30,914         28,960

Loss from discontinued operation, net of
  income taxes (Note 5)                                       -               -             (647)
                                                         --------        --------       --------
Income before extraordinary loss
  and accounting change                                    44,859          30,914         28,313

Extraordinary loss from debt extinguishments (Note 9)         -           (15,820)        (8,392)
Cumulative effect of accounting change (Note 6)               -               -              974
                                                         --------        --------       --------
Net income                                               $ 44,859        $ 15,094       $ 20,895
                                                         ========        ========       ========
Per Common Share Data (Note 2):
     Income from continuing operations                   $   1.83        $   1.27       $   1.20
     Loss from discontinued operation                         -               -            (0.03)
     Extraordinary loss                                       -             (0.65)         (0.35)
     Accounting change                                        -               -             0.04
                                                         --------        --------       --------
          Net income per common share                    $   1.83        $   0.62       $   0.86
                                                         ========        ========       ========


         The accompanying notes are an integral part of this statement.

                   R.P. SCHERER CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENT OF FINANCIAL POSITION

                                                                      (In thousands)
                                                                      As of March 31,
                                                                --------------------------
                                                                   1995            1994
                                                                ----------      ----------
                             ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                      $ 33,715        $ 16,576
  Short-term investments                                            5,060           6,041
  Receivables, less reserves of:  1995 - $3,900,000;
     1994 - $2,900,000                                            111,772          98,775
  Inventories                                                      66,610          56,492
  Other current assets                                              6,404           5,260
                                                                 --------        --------
                                                                  223,561         183,144
                                                                 --------        --------
PROPERTY:
  Property, plant and equipment, at cost                          372,237         284,992
  Accumulated depreciation                                        (92,734)        (63,277)
                                                                 --------        --------
                                                                  279,503         221,715
                                                                 --------        --------
OTHER ASSETS:
  Goodwill, net of amortization                                   183,662         187,825
  Other intangible assets, net of amortization                      1,797           2,229
  Other assets                                                     15,850          18,501
                                                                 --------        --------
                                                                  201,309         208,555
                                                                 --------        --------

                                                                 $704,373        $613,414
                                                                 ========        ========

              LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Notes payable and current portion of long-term debt            $  4,635        $  3,936
  Accounts payable                                                 63,549          52,086
  Accrued liabilities                                              38,976          36,802
  Accrued income taxes                                              5,287           1,967
                                                                 --------        --------
                                                                  112,447          94,791
                                                                 --------        --------
LONG-TERM LIABILITIES AND OTHER:
  Long-term debt                                                  182,868         187,949
  Other long-term liabilities                                      56,900          49,865
  Deferred income taxes                                            35,806          30,745
  Minority interests in subsidiaries                               42,706          35,354
                                                                 --------        --------
                                                                  318,280         303,913
                                                                 --------        --------
COMMITMENTS AND CONTINGENCIES (Note 14)

SHAREHOLDERS' EQUITY (Note 2):
  Preferred stock, 500,000 shares authorized, none issued             -               -
  Common stock, $.01 par value, 50,000,000 shares authorized,
     shares issued: 1995 - 23,316,674; 1994 - 23,287,043              233             233
  Additional paid-in capital                                      235,383         234,157
  Retained earnings (deficit)                                      35,002          (9,857)
  Currency translation adjustment                                   3,028          (9,823)
                                                                 --------        --------
                                                                  273,646         214,710
                                                                 --------        --------

                                                                 $704,373        $613,414
                                                                 ========        ========

         The accompanying notes are an integral part of this statement.

                   R.P. SCHERER CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                          (In thousands)
                                                                                  For the years ended March 31,
                                                                              -------------------------------------
                                                                                1995           1994          1993
                                                                              --------       --------      --------
OPERATING ACTIVITIES:
  Net income                                                                 $ 44,859       $ 15,094       $ 20,895
  Adjustments to reconcile net income to net cash provided
    by operating activities:
      Depreciation                                                             20,998         17,121         16,530
      Amortization of intangible assets                                         5,988          5,519          4,325
      Amortization of deferred financing costs and debt discount                  463          1,330          1,823
      Minority interests in net income                                         16,376         12,693         13,275
      Deferred tax provision and other                                          3,579          2,631          1,682
      Extraordinary loss from debt extinguishments (Note 9)                       -           15,820          8,392
      Loss from discontinued operation (Note 5)                                   -              -              647
      Cumulative effect of accounting change                                      -              -             (974)
      Increase in receivables                                                  (3,626)       (12,458)       (16,160)
      Increase in inventories and other current assets                         (3,936)        (8,056)        (6,161)
      Increase (decrease) in accounts payable and accrued liabilities           4,465         (1,972)         1,699
                                                                             --------       --------       --------

Net cash provided by operating activities                                      89,166         47,722         45,973
                                                                             --------       --------       --------
INVESTING ACTIVITIES:
  Purchases of plant and equipment                                            (54,076)       (39,503)       (33,192)
  Acquisition of businesses, net of cash acquired (Note 3)                        -          (33,761)           -
  Proceeds from sales of plant and equipment                                      583          1,859            187
  Proceeds from disposition of subsidiary                                         -              -           28,047
  Other                                                                        (1,362)        (3,279)         1,221
                                                                             --------       --------       --------

Net cash used by investing activities                                         (54,855)       (74,684)        (3,737)
                                                                             --------       --------       --------

FINANCING ACTIVITIES:
  Proceeds from issuance of 6-3/4% Senior Notes (Note 9)                          -           99,268            -
  Defeasance of 14% Senior Subordinated Debentures (Note 9)                       -         (141,546)           -
  Proceeds from other long-term borrowings                                     70,255        109,788         34,609
  Other long-term debt retirements and payments                               (78,726)       (47,608)       (80,177)
  Short-term borrowings, net                                                     (439)           642           (726)
  Cash dividends paid to minority shareholders of subsidiaries                (11,528)        (7,022)        (9,979)
                                                                             --------       --------       --------

Net cash provided (used) by financing activities                              (20,438)        13,522        (56,273)
                                                                             --------       --------       --------
Effect of currency translation on cash and cash equivalents                     3,266           (373)          (335)
                                                                             --------       --------       --------
Net increase (decrease) in cash and cash equivalents                           17,139        (13,813)       (14,372)

Cash and cash equivalents, beginning of period                                 16,576         30,389         44,761
                                                                             --------       --------       --------

Cash and cash equivalents, end of period                                     $ 33,715       $ 16,576       $ 30,389
                                                                             ========       ========       ========


         The accompanying notes are an integral part of this statement.

                   R.P. SCHERER CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY



                                                                                 (In thousands)
                                                                         For the years ended March 31,
                                                                    ---------------------------------------
                                                                      1995            1994           1993
                                                                    --------        --------       --------
COMMON STOCK (Note 4):
  Balance at beginning of period                                    $    233        $    233       $    232
  Issuance of common stock, including stock options exercised            -               -                1
                                                                    --------        --------       --------
     Balance at end of period                                       $    233        $    233       $    233
                                                                    ========        ========       ========
ADDITIONAL PAID-IN CAPITAL:
  Balance at beginning of period                                    $234,157        $233,511       $232,935
  Stock options exercised, net of related tax effects                    557             140            576
  Compensation expense related to stock options granted                  669             506            -
                                                                    --------        --------       --------

     Balance at end of period                                       $235,383        $234,157       $233,511
                                                                    ========        ========       ========
RETAINED EARNINGS (DEFICIT):
  Balance at beginning of period                                    $ (9,857)       $(24,951)      $(45,846)
  Net income                                                          44,859          15,094         20,895
                                                                    --------        --------       --------
     Balance at end of period                                       $ 35,002        $ (9,857)      $(24,951)
                                                                    ========        ========       ========
CURRENCY TRANSLATION ADJUSTMENT:
  Balance at beginning of period                                    $ (9,823)       $ (5,792)      $  4,313
  Adjustment for the period                                           12,851          (4,031)       (10,105)
                                                                    --------        --------       --------
     Balance at end of period                                       $  3,028        $ (9,823)      $ (5,792)
                                                                    ========        ========       ========
TOTAL SHAREHOLDERS' EQUITY                                          $273,646        $214,710       $203,001
                                                                    ========        ========       ========


         The accompanying notes are an integral part of this statement.

                   R.P. SCHERER CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       BASIS OF PRESENTATION

The consolidated statement of financial position as of March 31, 1995 and 1994, and the consolidated statements of income, shareholders' equity and cash flows for the years ended March 31, 1995, 1994, and 1993 include the accounts of R.P. Scherer Corporation (the "Company"), a Delaware corporation, and its subsidiaries, some of which are less than wholly-owned.

Prior to February 28, 1995, a wholly-owned subsidiary of the Company, R.P. Scherer International Corporation ("Scherer International"), directly owned all operations of the Company, and the Company's only asset was its investment in Scherer International. For administrative reasons, on February 28, 1995, the Company merged Scherer International into the Company, through which the assets and liabilities of Scherer International were assumed by the Company. Such merger did not have any impact on the Company's results of operations or financial position.

2.       ACCOUNTING POLICIES

The following is a summary of significant accounting policies followed by the Company in preparing the consolidated financial statements.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and all of its domestic and foreign subsidiaries, some of which are less than wholly-owned. All intercompany accounts and transactions have been eliminated. Certain items in the prior years' consolidated financial statements and notes thereto have been reclassified to conform with the current year presentation.

Revenue Recognition and Concentration of Credit Risk

Revenues from sales of the Company's products to its customers are recognized primarily upon shipment. The majority of the Company's customers are concentrated in the pharmaceutical, health and nutritional, and cosmetic markets.

Translation of Foreign Currencies and Foreign Currency Hedging

A majority of the Company's sales, income and cash flows is derived from its international operations. With the exception of operations in highly inflationary economies, which are measured in U.S. dollars, the financial position and the results of operations of the Company's foreign operations are measured using the local currencies of the countries in which they operate, and are translated into U.S. dollars. Although the effects of foreign currency fluctuations are mitigated by the fact that expenses of foreign subsidiaries are generally incurred in the same currencies in which sales are generated, the reported results of operations of the Company's foreign subsidiaries are affected by changes in foreign currency exchange rates, and as compared to prior periods will be higher or lower depending upon a weakening or strengthening of the U.S. dollar. In addition, a substantial portion of the Company's net assets are based in its foreign subsidiaries, and are translated into U.S. dollars at foreign currency exchange rates in effect as of the end of each period. Accordingly, the Company's consolidated shareholders' equity will fluctuate depending upon the strengthening or weakening of the U.S. dollar.

Borrowings under long-term foreign currency loans are used to partially hedge against declines in the value of net investments in certain foreign subsidiaries. The Company also periodically enters into foreign currency exchange contracts to hedge certain exposures related to selected transactions that are relatively certain as to both timing and amount (see Note 17 for further discussion).

Foreign currency transaction and translation adjustments (reflecting primarily the translation of net assets at historical exchange rates for operations in highly inflationary economies) included in net income resulted in net decreases in income of $2.8 million, $7.1 million, and $3.5 million for the years ended March 31, 1995, 1994, and 1993, respectively. Aggregate sales of operations in highly inflationary economies represented less than 5% of consolidated sales for each period presented in the consolidated statement of income.

Litigation Settlement and Other

In the fourth quarter of fiscal year 1994, the Company recognized a pretax charge in the amount of $4.5 million as a result of the accrual of settlement costs for Paco Development Partners II ("PDP II") litigation (see Note 14 for discussion) and a decision made by the Company to relocate its Australian production operations to new facilities. In fiscal year 1994, the Company recognized a charge to operations of approximately $1.3 million representing the anticipated costs of disposal related to the former Australian facility and land.

Research and Development Costs

Costs incurred in connection with the development of new products and manufacturing methods are charged to income as incurred. Customer reimbursements in the amount of $3.1 million, $2.9 million, and $1.1 million were received for the fiscal years ended March 31, 1995, 1994, and 1993, respectively. The amounts reflected in the consolidated statement of income are net of such reimbursements.

Income Taxes

Deferred U.S. and foreign income taxes are provided based on enacted tax laws and rates on earnings of subsidiary companies which are intended to be remitted to the parent company in the future. Unremitted earnings on which deferred taxes have not been provided would, if remitted, be taxed at substantially reduced effective rates due to the utilization of foreign or other tax credits.

Earnings Per Common Share

The computation of earnings per share is based on income divided by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding (consisting solely of stock options) of 24,518,528, 24,387,791, and 24,223,059 for the years ended March 31, 1995, 1994, and 1993, respectively.

Cash and Cash Equivalents and Short-Term Investments

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

The components of inventories are as follows:

          (In thousands)                         1995               1994
                                               --------           --------
          Raw materials and supplies           $32,312             $26,760
          Work in process                       10,235              10,289
          Finished goods                        24,063              19,443
                                               -------             -------
                                               $66,610             $56,492
                                               =======             =======

Property, Plant & Equipment

Property, plant and equipment is recorded at cost and is depreciated over related estimated useful lives primarily using the straight-line method. Accelerated methods are generally used for tax reporting. Maintenance and repair costs are expensed as incurred. Upon sale or retirement, property cost and related depreciation is eliminated, and resulting gains or losses are reflected in income. Interest cost capitalized as part of the construction cost of capital assets amounted to $1.2 million and $0.9 million in fiscal years 1995 and 1994, respectively, and was not significant in fiscal 1993. A summary of property follows:

         (In thousands)                         1995                1994
                                              --------            --------
         Land and improvements                $ 18,622            $ 16,844
         Building and equipment                 82,842              68,767
         Machinery and equipment               223,837             174,203
         Construction in progress               46,936              25,178
                                              --------            --------
                                              $372,237            $284,992
                                              ========            ========


Goodwill and Other Assets

Goodwill represents the excess of cost over the fair value of identifiable net assets of businesses acquired, primarily related to the acquisition of the Company in June 1989 and the acquisition of Pharmagel in July 1993. Goodwill is amortized using the straight-line method, generally over forty years. Other intangible assets include deferred financing fees, patents, licenses and trademarks. Deferred financing fees are amortized over the life of the related obligations using the effective interest method. Other intangible assets are recorded at cost and amortized over their expected useful lives using the straight-line method.

The accumulated amortization of goodwill and other intangibles is $31.2 million and $21.6 million as of March 31, 1995 and 1994, respectively. Goodwill and other intangible assets are periodically reviewed to assess recoverability from future operations using anticipated undiscounted future cash flows. Any permanent diminution in the value of goodwill or other intangibles would be recognized as a charge against earnings when identified.

Effective March 31, 1995, the Company adopted the provisions of Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, which had no impact on the Company's consolidated results of operations or financial position.

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
                                                               -------
                                                               $30,000
                                                               =======

The cost of the covenant not to compete is being amortized over the five year life of the agreement. Goodwill is being amortized on a straight-line basis over forty years.

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

    (In thousands, except per share amounts)             For the years ended March 31,
                                                         -----------------------------
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

4.       SALE OF COMMON STOCK AND RELATED TRANSACTIONS

In December 1994, the Company completed a secondary offering of 7.0 million shares of its common stock. The shares were sold by certain merchant banking partnerships affiliated with Lehman Brothers, Inc. (collectively "Lehman"). The offering did not result in any additional shares outstanding of the Company's common stock, and the Company did not receive any proceeds from the offering. As a result of the offering, Lehman no longer has any beneficial ownership of the Company (see Note 13).

In October 1992, the Company completed a secondary offering of 3.5 million shares of its common stock. The shares were sold by Lehman. The offering did not result in any additional shares outstanding of the Company's common stock, and the Company did not receive any proceeds from the sale.

5.       DISCONTINUED OPERATION

In fiscal 1992, the Company reached a decision to dispose of Paco Pharmaceutical Services, Inc. ("Paco"). During fiscal 1993, Paco completed an initial public offering of its common stock, and, with the proceeds of such offering, paid $28.0 million to the Company in satisfaction of an intercompany promissory note. In connection with the offering, the Company agreed to indemnify Paco for any liabilities and costs incurred subsequent to March 31, 1992, related to the litigation involving Paco specifically described in Note
14. In addition, the Company has indemnified Paco for any additional U. S. Federal and state income tax liabilities arising from the date of the Company's acquisition of Paco through the date of completion of the offering. The Company recorded an additional $0.6 million extraordinary loss in connection with the final accounting for the disposition of Paco, representing the after-tax difference between net proceeds received and the Company's carrying value of Paco as of August 26, 1992.

For the fiscal year beginning April 1, 1992 through August 26, 1992 (the "date of disposal"), Paco recognized net sales of $30.2 million, interest expense (allocated portion of consolidated interest expense based on debt attributable to Paco) of $1.1 million, income tax expense of $1.0 million, and no net income. Net current assets of $3.2 million and net non-current assets of $25.5 million were disposed of through the sale of Paco. The consolidated statement of cash flows excludes Paco's net cash used of ($0.6) million for the fiscal year ended March 31, 1993.

6.       INCOME TAXES

Effective April 1, 1992, the Company adopted the provisions of Statement of Financial Accounting Standards No. 109 (SFAS 109), Accounting for Income Taxes. SFAS 109 requires that deferred income taxes reflect the tax consequences on future years of differences between the tax bases of assets and liabilities and the financial reporting amounts. As of April 1, 1992, the Company recorded income of approximately $1.0 million, or $0.04 per share, which represented the net decrease in deferred tax liabilities resulting from the adoption of SFAS
109. Such amount was reflected in the consolidated statement of income as the cumulative effect of an accounting change.

A summary of income from continuing operations before income taxes, minority interests and extraordinary items is reflected below. Such income is exclusive of various intercompany income/expense items, such as royalties, interest, dividends and similar items, which are taxable/deductible in the respective locations.

Therefore, the relationship of domestic and foreign taxes to reported domestic and foreign income is not representative of actual tax rates.


           (In thousands)                                       For the years ended March 31,
                                                              --------------------------------
                                                               1995        1994          1993
                                                              ------      ------        ------
           Income from continuing operations
            before income taxes, minority interest and
            extraordinary items:
                 United States                               $10,105      $ 1,505      $  3,194
                 Foreign                                      81,482       60,839        63,097
                                                             -------      -------      --------
                                                             $91,587      $62,344      $ 66,291
                                                             =======      =======      ========
           Provision for currently payable
              income taxes:
                 United States                               $ 5,443      $ 2,620      $  1,570
                 Foreign                                      23,161       15,953        21,442
                                                             -------      -------      --------
                                                              28,604       18,573        23,012
                                                             -------      -------      --------
           Provision (credit) for deferred
              income taxes:
                 United States                                    (6)         (21)         (125)
                 Foreign                                       1,754          185         1,169
                                                             -------      -------      --------
                                                               1,748          164         1,044
                                                             -------      -------      --------
              Total income taxes                             $30,352      $18,737      $ 24,056
                                                             =======      =======      ========

The deferred tax provision for fiscal year 1995 includes a net $0.4 million charge resulting from an increase in deferred tax valuation allowances, as well as a $0.3 million charge resulting from changes in enacted statutory tax rates in certain countries. The deferred tax provision for fiscal year 1994 includes a credit of $1.7 million from net reductions in enacted statutory tax rates in certain countries, as well as a $0.8 million charge resulting from an increase in deferred tax valuation allowances during the period. The deferred tax provision for fiscal year 1993 includes a charge of $4.5 million resulting from increases in deferred tax valuation allowances during the period.

The components of deferred taxes as of March 31, 1995 and 1994 are as follows:

           (In thousands)                                           1995                                1994
                                                         ----------------------------       -----------------------------
                                                        Deferred Tax     Deferred Tax       Deferred Tax     Deferred Tax
                                                           Assets         Liabilities           Assets         Liabilities
                                                         ----------      ------------       ------------     ------------
            Property, plant and equipment                 $  1,473         $41,638            $    852          $35,974
            Foreign and other tax credit carryforwards      11,531             -                 9,050              -
            Capital loss carryforwards                       6,379             -                 6,379              -
            Pensions and other postretirement
               benefits                                      4,876           1,309               5,782            1,299
            Stock options                                    3,890             -                 3,665              -
            Defeasance of debt (Note 9)                      2,175             -                 4,758              -
            Miscellaneous other                              7,255             795               8,678              790
                                                          --------         -------            --------          -------
               Subtotal                                     37,579          43,742              39,164           38,063
            Valuation allowances                           (25,754)            -               (25,390)             -
                                                          --------         -------            --------          -------
               Total deferred taxes                       $ 11,825         $43,742            $ 13,774          $38,063
                                                          ========         =======            ========          =======

At March 31, 1995, net current future tax benefits of $1.8 million were included in other current assets, while $0.1 million of net current deferred tax liabilities were included in accrued liabilities in the accompanying consolidated statement of financial position. In addition, $2.2 million of net long-term future tax benefits were included in other assets, and $35.8 million of net long-term deferred tax liabilities were reflected in that statement. At March 31, 1994, net current future tax benefits of $1.8 million were included in other current assets, while $0.1 million of net current deferred tax liabilities were included in accrued liabilities in the accompanying consolidated statement of financial position. In addition, $4.8 million of net long-term future tax benefits were included in other assets, and $30.7 million of net long-term deferred tax liabilities were included in deferred income taxes.

The capital loss carryforwards noted above expire in 2001. The foreign tax credit carryforwards noted above expire through 1998. At March 31, 1995, foreign earnings of approximately $84.6 million have been retained indefinitely by subsidiaries for reinvestment, and accordingly no provision is made for income taxes that would be payable upon the distribution of such earnings. It is not practicable to determine the amount of the related unrecognized deferred income tax liability, if any.

The difference between consolidated income taxes as computed at the United States statutory rate and as reported in the consolidated statement of income is summarized as follows:

         (In thousands)                                                              For the years ended March 31,
                                                                        -----------------------------------------------------
                                                                          1995                   1994                  1993
                                                                        --------               --------              --------
         United States statutory tax                                    $32,056                $21,820               $22,539

         Increases (reductions) in taxes due to:
           Difference in effective foreign tax rates                     (3,620)                (2,467)                1,590
           Foreign tax credit carryforwards (utilized) generated         (1,330)                (1,803)                2,388
           Goodwill amortization                                          1,532                  1,490                 1,252
           Translation losses                                             1,739                   (595)               (1,752)
           Changes in valuation allowances
             and other items, net                                           (25)                   292                (1,961)
                                                                        -------                -------               -------
               Consolidated income taxes                                $30,352                $18,737               $24,056
                                                                        =======                =======               =======

The Company's U.S. and Australian income tax returns are undergoing routine reviews encompassing several fiscal years. Various open issues involving the U.S. tax returns are awaiting final resolution with the Internal Revenue Service, however, the Company believes that the impact of the resolution of such issues will not be material to its financial position. While the Company has not received any formal notification from the Australian tax authorities, communications indicate the Company's positions on deductibility of certain expenses will be challenged. Based upon review of these issues by management and legal and tax advisors, the Company does not believe the ultimate outcome of these matters will have a material adverse impact on its business or financial position.

Income tax payments, net of refunds, were $19.2 million, $18.9 million, and $22.5 million for the years ended March 31, 1995, 1994 and 1993, respectively.

7.       ACCRUED AND OTHER LONG-TERM LIABILITIES

Accrued and other long-term liabilities consist of the following as of March 31, 1995 and 1994:

         (In thousands)                                        1995             1994
                                                             --------         --------
         Accrued Liabilities:
           Salaries, wages and bonuses                       $13,915          $11,606
           Interest                                            1,710            1,695
           Other                                              23,351           23,501
                                                             -------          -------
                                                             $38,976          $36,802
                                                             =======          =======
         Other Long-Term Liabilities:
           Pension and welfare benefits (Note 11)            $36,553          $29,310
           Postretirement benefits (Note 11)                   6,207            5,968
           Other                                              14,140           14,587
                                                             -------          -------
                                                             $56,900          $49,865
                                                             =======          =======

8.       SHORT-TERM BORROWINGS AND LINES OF CREDIT

The Company has short-term line of credit arrangements with foreign banking institutions whereunder, at March 31, 1995, the Company and its subsidiaries may borrow up to approximately $25.0 million subject to limitations imposed by the bank credit facility (Note 9). There are no compensating balance requirements related to these lines of credit. The total indebtedness outstanding under such arrangements was $2.1 million and $2.6 million at March 31, 1995 and 1994, respectively.

Short-term borrowings, based on the amounts outstanding at the end of each month, were as follows:

         (In thousands)                                                         As of March 31,
                                                              -------------------------------------------------
                                                                1995                 1994                1993
                                                              --------             --------            --------
         Maximum amount outstanding                            $2,286               $2,607              $1,551
         Average amount outstanding                             1,634                2,052               1,163
         Weighted average interest rate during the year         13.8%                 9.0%                7.9%
         Weighted average interest rate at March 31             10.8%                 8.5%                7.5%

9.       LONG-TERM DEBT

Long-term debt consists of the following as of March 31, 1995 and 1994:

         (In thousands)                                                       1995               1994
                                                                            --------           --------
         6-3/4% Senior Notes due 2004 (net of discount of $651 and
           $723 in 1995 and 1994, respectively)                             $ 99,349           $ 99,277
         Borrowings under bank credit agreement                               65,575             65,842
         Capitalized lease obligations (Note 10)                               1,824              1,398
         Industrial development revenue bonds                                  6,350             10,922
         Other                                                                12,312             11,838
                                                                            --------           --------
                                                                             185,410            189,277
         Less - current portion                                               (2,542)            (1,328)
                                                                            --------           --------
                                                                            $182,868           $187,949
                                                                            ========           ========

The 6-3/4% Senior Notes ("Senior Notes") due February 1, 2004 are noncallable and are unsecured obligations, ranking pari passu with all other unsecured and senior indebtedness of the Company. Interest on the Senior Notes is payable February 1 and August 1, commencing August 1, 1994. The indenture under which the Senior Notes were issued contains certain covenants which, among other things, limit the ability of the Company and its subsidiaries to incur liens, to enter into sale and lease-back transactions, to engage in certain transactions with affiliates, and to merge or consolidate with, or transfer all or substantially all, of its assets to another person.

In January 1994, the Company completed a public offering of $100.0 million aggregate principal amount of the Senior Notes ("Offering"). The proceeds of the Offering to the Company were $99.3 million. With the net proceeds from the Offering and additional proceeds from borrowings under the Company's bank credit facility, the Company defeased its 14% Senior Subordinated Debentures ("Subordinated Debentures"), which had a then outstanding principal amount of $125.1 million. The Company deposited into an irrevocable trust account for the benefit of the holders of the Subordinated Debentures an amount of United States government obligations sufficient to pay, with respect to the Subordinated Debentures, all interest thereon through the November 1, 1994 call date ("Call Date"), the call premium thereon and the outstanding principal thereof when due upon redemption ("Defeasance"). As a result of the Defeasance, the Company recognized an extraordinary loss of $15.5 million ($0.64 per share) in the quarter ended December 31, 1993, reflecting the estimated after-tax difference between the recorded value of the Subordinated Debentures and their face value, the call premium, the prepayment of net interest through the Call Date, and the write-off of unamortized deferred financing costs related to the Subordinated Debentures. The Company also recognized future tax benefits of approximately $4.8 million related to the Defeasance. All of the Company's remaining obligations relating to the Subordinated Debentures were relieved at the Call Date, and all Subordinated Debentures were retired.

In March 1994, the Company entered into a bank credit facility as a replacement for the Company's previous bank credit agreement. The credit facility allows for revolving credit borrowings up to an aggregate of $175.0 million, in various currencies, and expires April 1, 1999. Interest is payable quarterly at LIBOR plus .575% currently, with a further reduction in the interest rate spread to LIBOR plus .475% anticipated later during the term of the facility based on certain financial performance criteria, or at the bank's prime rate. Unused borrowing availability is subject to annual commitment fees of 1/4%. Borrowings under this agreement are unsecured, and rank pari passu with all other unsecured and senior indebtedness of the Company. In connection with the new credit facility, the Company recognized a $0.3 million extraordinary loss in the fourth quarter of fiscal 1994, reflecting the write-off of unamortized deferred financing costs related to the former credit agreement, net of $0.1 million tax effects.

The bank credit facility requires the Company to satisfy various annual and quarterly financial tests, including maintenance on a consolidated basis of a specified minimum or maximum current level of tangible net worth and cash flow coverage, leverage, and fixed charge ratios. The agreement also restricts the Company's ability to incur additional indebtedness or liens, make investments and loans, dispose of assets, or engage in certain business combinations, and limits the ability of the Company to pay dividends. The indenture under which the Senior Notes were issued also restricts the Company's ability to incur additional liens, enter into sale-leaseback transactions, engage in certain transactions with affiliates, and engage in certain business combinations. As of March 31, 1995, the Company does not currently have plans to declare or pay any cash dividends.

The Company has variable interest rate industrial development revenue bonds aggregating $6.4 million due in 2012. The interest rate in effect at March 31, 1995, was 4.15%.

The annual maturities of long-term debt, excluding amounts payable under capitalized lease obligations, for the five succeeding fiscal years are: 1996
- - $2.3 million; 1997 - $2.5 million; 1998 - $0.9 million; 1999 - $0.6 million;
and 2000 - $66.6 million. Interest paid was $14.4 million, $28.1 million, and $23.7 million for the years ended March 31, 1995, 1994, and 1993, respectively.

10.      LEASES

Total rental expense under operating leases was $8.5 million, $7.1 million, and $7.6 million for the years ended March 31, 1995, 1994, and 1993, respectively. The present value of capitalized lease obligations is classified as long-term debt and the related assets are classified as land, buildings and equipment.
As of March 31, 1995, the minimum rental commitments under long-term operating and capitalized leases are as follows:

         (In thousands)                                    Capital            Operating
                                                            Leases             Leases
                                                          ----------        -------------
         1996                                              $   407             $ 7,491
         1997                                                  341               7,211
         1998                                                  227               6,679
         1999                                                  207               6,464
         2000                                                  207               6,431
         2001 and thereafter                                 1,543              40,769
                                                           -------             -------
                                                             2,932             $75,045
         Less - amount representing interest                (1,108)            =======
         Present value of net minimum lease payments       -------
                                                           $ 1,824
                                                           =======

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

THE FOLLOWING:

         (In thousands)                                                   For the years ended March 31,
                                                              ------------------------------------------------------
                                                                1995                  1994                    1993
                                                              --------              --------                --------
         Service cost of benefits earned during year           $ 3,722               $ 3,255                 $ 2,474
         Interest cost on projected benefit obligation           4,754                 4,191                   3,665
         Actual return on plan assets                           (2,236)               (3,602)                 (2,633)
         Net amortization and deferral                            (781)                  774                     705
                                                               -------               -------                 -------
                                                               $ 5,459               $ 4,618                 $ 4,211
                                                               =======               =======                 =======

The following table shows the status of the various plans and amounts included in the Company's consolidated statement of financial position as of March 31, 1995 and 1994:

     (In thousands)                                              1995                                       1994
                                               -------------------------------------       -------------------------------------
                                                  Plans whose         Plans whose             Plans whose          Plans whose
                                                 Assets Exceed        Accumulated            Assets Exceed         Accumulated
                                                  Accumulated           Benefits              Accumulated            Benefits
                                                   Benefits          Exceed Assets              Benefits          Exceed Assets
                                               -----------------   -----------------       -----------------     ---------------
     Actuarial present value of:
       Vested benefit obligation                   $ 5,261             $44,880                 $ 4,723               $41,507
       Non-vested benefit obligation                   237               5,705                     293                 4,331
                                                   -------             -------                 -------               -------
          Accumulated benefit obligation             5,498              50,585                   5,016                45,838
     Effects of anticipated future
       compensation increases                          983              10,058                     987                 8,228
                                                   -------             -------                 -------               -------
          Projected benefit obligation               6,481              60,643                   6,003                54,066
     Plan assets at fair value                       9,318              21,795                   9,504                18,576
                                                   -------             -------                 -------               -------
          Projected benefit obligation in
            excess of (less than) plan assets       (2,837)             38,848                  (3,501)               35,490
     Unamortized net gain (loss)                      (566)             (2,119)                     44                (5,794)
     Unrecognized prior service cost                  (151)               (176)                   (152)                 (386)
                                                   -------             -------                 -------               -------
     Accrued pension (asset) liability
       recorded in the consolidated
       statement of financial position             $(3,554)            $36,553                 $(3,609)              $29,310
                                                   =======             =======                 =======               =======

Plan assets consist primarily of annuities, marketable securities and mortgage notes receivable.

The average of the assumptions used as of March 31, 1995, 1994, and 1993 in determining the pension expense and benefit obligation information shown above were as follows:

                                                                   1995               1994                1993
                                                                 --------           --------            --------
         Discount rate                                             7.8%               7.4%                8.0%
         Rate of compensation increase                             4.7                5.0                 5.0
         Long-term rate of return on plan assets                   9.6                9.9                 9.9

Postretirement and Other Benefits

In fiscal year 1992, the Company adopted Statement of Financial Accounting Standards No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions ("SFAS 106"). SFAS 106 requires that the expected cost of postretirement benefits be charged to expense during the years that eligible employees render service. The following table reconciles the status of the accrued postretirement liability as of March 31 (based on January 1 measurement dates):

         (In thousands)                                                   1995                  1994
                                                                        --------              --------
         Accumulated postretirement benefit obligation:
           Retirees                                                      $2,542                $2,940
           Active employees                                               1,072                 1,171
                                                                         ------                ------
         Accumulated postretirement benefit obligation
           in excess of plan assets                                       3,614                 4,111
         Unrecognized net gain                                            2,793                 2,057
         Accrued postretirement benefit liability (including             ------                ------
           $200 in current liabilities)                                  $6,407                $6,168
                                                                         ======                ======

Net postretirement benefits cost for the years ended March 31, 1995, 1994 and 1993 included:

         (In thousands)                                     1995               1994              1993
                                                          --------           --------          --------
         Service cost                                      $168               $173              $129
         Interest cost on accumulated
           postretirement benefit obligation                228                441               468
                                                           ----               ----              ----
             Net postretirement benefit cost               $396               $614              $597
                                                           ====               ====              ====


For measurement purposes, a 10% annual rate of increase in the per capita costs of covered health care claims was assumed for 1995, compared with 11% in 1994 and 12% for 1993. The rate was assumed to decrease by 1% in fiscal 1996 and each year thereafter to a rate of 6% beyond 1999. The health care cost trend rate assumption has a significant effect on the amounts reported. To illustrate, increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation as of the measurement date of January 1, 1995, by $0.4 million and the aggregate of the service and interest cost components of net postretirement cost for fiscal 1995 by $0.1 million. The discount rate used in determining the accumulated postretirement benefit obligation was 8.5 % and 7.5% for fiscal years 1995 and 1994, respectively.

In November 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 112, Employers' Accounting for
Postemployment Benefits, which the Company adopted as of April 1, 1994. This statement requires the use of the accrual method to recognize liabilities for postemployment benefits. The adoption of this statement did not have a significant impact on the Company's financial results or position.

12.      STOCK COMPENSATION PLANS

1992 Stock Option Plan

In fiscal 1992, the Company adopted a management stock option plan designed to provide key management personnel stock options for maximizing shareholder value through improved Company financial performance. Under such plan, management participants are required to purchase options for common stock at a cost determined under the provisions of the plan at the beginning of the fiscal year. The exercise price of such options is set at a value based on the provisions of the plan, net of the purchase cost, increased by a 10% annual rate compounded over five years. The number of stock options a participant is required to purchase is based upon a financial performance formula established by the Compensation Committee of the Board of Directors.

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

The following summarizes stock option activity over the past two years under the 1992 Stock Option Plan:

                                                                1995                           1994
                                                    ----------------------------------------------------------
                                                      Number of      Average         Number of       Average
                                                       Shares         Price           Shares          Price
                                                    ------------   -----------     -------------   -----------
         Balance at beginning of year                1,043,700        $29.42           708,823        $27.33
         Option activity for the year:
           Granted for fiscal year                     484,457        $47.28           334,877        $33.86
           Exercised                                   (12,374)       $22.05               -
           Canceled                                        -                               -
                                                     ---------                       ---------
         Balance at end of year                      1,515,783        $35.11         1,043,700        $29.42
                                                     =========                       =========

Compensation expense of $0.3 million was recorded for fiscal 1994 in connection with the 1992 Stock Option Plan. No compensation expense was recognized for fiscal 1995 or 1993 in connection with this plan. As of March 31, 1995, a total of 271,843 options for common shares remain available for grant.

Director Stock Options

For fiscal 1995, a total of 48,000 options were granted to four outside directors of the Company. These options are exercisable at $45.38 per share, vest after three years from the date of grant, and expire seven years after the date of vesting. The Company recognized compensation expense of $0.1 million in fiscal 1995 related to such grants.

In fiscal 1992, a total of 36,000 options were granted to three outside directors of the Company. These options are exercisable at $18.00 per share, vest after three years from the date of grant, and expire seven years after the date of vesting. During 1995, 12,000 of these shares were exercised.

1990 Stock Option Plans

In November 1990, the Company implemented three stock option plans under which a total of 1,239,612 options for shares of the Company's common stock were authorized for issuance to key management personnel. As a result of the Company's sale of common stock in October 1991, all options granted under such plans became fully vested. Such options expire ten years from the date of grant. Information on the number of shares under option for the 1990 Plan, exercisable at $5.49 per share, is as follows:

                                                    1995            1994
                                                 ----------      ----------
         Balance at beginning of year             1,073,665       1,099,272
           Granted during year                       16,575             -
           Exercised                                 (5,257)        (25,607)
                                                  ---------       ---------
             Balance at end of year               1,084,983       1,073,665
                                                  =========       =========


The Company recognized compensation expense of $0.3 million in fiscal 1995 related to these grants.

13.      RELATED PARTY TRANSACTIONS

Certain foreign subsidiaries purchase gelatin materials and the Company's German subsidiary leases plant facilities, purchases other services and receives loans from time-to-time from a German company which is also the minority shareholder of the Company's German and certain other European subsidiaries.

Gelatin purchases, at prices comparable to estimated market prices, amounted to $21.6 million, $18.7 million, and $19.6 million for the years ended March 31, 1995, 1994, and 1993, respectively. Rental payments amounted to $5.3 million, $4.7 million, and $4.7 million, and purchased services amounted to $5.2 million, $4.6 million, and $5.4 million for each of the respective years.

During the period in which Lehman held a beneficial interest in the Company, Lehman and certain of its affiliates received fees for services in connection with certain public offerings of the Company's securities and other matters. During the year ended March 31, 1994, the Company paid $0.7 million for underwriting fees to Lehman in connection with the January 1994 Senior Notes offering (Note 9). No fees were paid by the Company to Lehman or its affiliates during fiscal years 1995 or 1993.

14.      COMMITMENTS AND CONTINGENCIES

Three separate actions, which sought damages for, among other things, alleged violations of state securities laws, fraud, misrepresentation, breach of contract, conversion and negligence in connection with the 1986 private placement sale of limited partnership interests and warrants of Paco Development Partners II, a research and development partnership of which a former subsidiary of the Company serves as general partner, have been settled in a class action settlement ("Settlement Agreement"). These actions included two New Jersey State court actions which were consolidated (Nelson v. Dean Witter Reynolds, Inc., and Barrios et al. v. Paco Pharmaceutical Services, Inc., et al.) and a New Jersey federal court action (Nelson v. Ian Ferrier). The Company recognized in fiscal 1994 a special charge of approximately $3.2 million representing the amount of all settlement-related costs in excess of previously provided reserves. The Settlement Agreement entered into by the parties to the three lawsuits was approved as fair, adequate and reasonable by order of a judge of the district court of New Jersey dated July 19, 1994, and all three actions were dismissed with prejudice. All distributions to class members and class counsel were paid during fiscal 1995.

On March 30, 1992, OCAP Acquisition Corp. ("OCAP") commenced an action in the Supreme Court of the State of New York, County of New York, against Paco, certain of its subsidiaries, the Company and Scherer International (collectively, the "defendants"), arising out of the termination of an Asset Purchase Agreement dated February 21, 1992 (the "Purchase Agreement") between OCAP and the defendants providing for the purchase of substantially all the assets of Paco. On May 15, 1992, OCAP served an amended verified complaint (the "Amended Complaint"), asserting causes of action for breach of contract and breach of the implied covenant of good faith and fair dealing, arising out of defendants' March 25, 1992 termination of the Purchase Agreement, as well as two additional causes of action that were subsequently dismissed by order of the court. The Amended Complaint seeks $75 million in actual damages, $100 million in punitive damages, as well as OCAP's attorney fees and other litigation expenses, costs and disbursements incurred in bringing this action. Pre-trial discovery with respect to the action is presently under way. Based upon the investigation conducted by the Company and its counsel to date, the Company believes that this action lacks merit and intends to defend against it vigorously. The Company intends to file a counterclaim seeking damages as a result of the termination of the Purchase Agreement. In the opinion of management, the ultimate outcome of this litigation will not have a material adverse effect on the Company's business or financial condition.

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

As of March 31, 1995, the Company has capital expenditure commitments related primarily to plant expansions amounting to approximately $11.5 million.

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

         (In thousands)                                                   For the years ended March 31,
                                                                -----------------------------------------------
                                                                  1995               1994                1993
                                                                --------           --------            --------
         Sales:
           United States                                        $128,912           $120,687            $ 86,687
           Europe                                                302,172            233,716             229,937
           Other International                                   105,598             94,894              81,387
                                                                --------           --------            --------
                   Net sales (1)                                $536,682           $449,297            $398,011
                                                                ========           ========            ========

         Operating Income:
           United States                                        $ 29,612           $ 28,241            $ 23,327
           Europe                                                 66,973             46,249              53,941
           Other International                                    21,411             19,238              13,450
           Unallocated (2)                                       (14,174)           (10,815)             (2,621)
                                                                --------           --------            --------
                   Operating income                             $103,822           $ 82,913            $ 88,097
                                                                ========           ========            ========
         Identifiable assets:
           United States                                        $ 90,036           $ 86,410            $ 74,886
           Europe                                                382,581            316,623             263,099
           Other International                                   144,930            121,318             106,372
           Unallocated (3)                                        86,826             89,063              87,827
                                                                --------           --------            --------
                   Total assets                                 $704,373           $613,414            $532,184
                                                                ========           ========            ========

         Capital expenditures:
           Drug Delivery Systems                                $ 53,221           $ 39,294            $ 33,132
           Unallocated (4)                                           855                209                  60
                                                                --------           --------            --------
                   Total capital expenditures                   $ 54,076           $ 39,503            $ 33,192
                                                                ========           ========            ========

         Depreciation and amortization:
           Drug Delivery Systems                                $ 25,697           $ 21,008            $ 19,589
           Unallocated (4)                                         1,752              2,962               3,089
                                                                --------           --------            --------
                   Total depreciation and amortization          $ 27,449           $ 23,970            $ 22,678
                                                                ========           ========            ========

(1) No single customer or product represents 10% or more of sales, and intersegment sales are not significant.
(2) Unallocated operating income includes principally general corporate expenses, and in 1994 $4.5 million related to the special charges for the litigation settlement and plant revaluation (Note 2). Unallocated operating income also reflects $6.0 million and $0.8 million of expenses associated with the Company's Advanced Therapeutic Products group in the 1995 and 1994 fiscal years, respectively.
(3) Unallocated identifiable assets are principally cash, cash equivalents, short-term investments, other assets and, in fiscal 1993, net assets of discontinued operations.
(4) Unallocated capital expenditures and depreciation and amortization represent primarily corporate amounts.

The net assets of foreign subsidiaries were $218.8 million, $216.5 million, and $216.6 million at March 31, 1995, 1994, and 1993, respectively. The Company's share of foreign net income was $41.6 million, $34.6 million, and $27.9 million for the years ended March 31, 1995, 1994, and 1993, respectively, after deducting minority interests, income taxes on unremitted earnings and various charges billed by the parent company.

16.      QUARTERLY FINANCIAL DATA (UNAUDITED)

                                     First Quarter           Second Quarter          Third Quarter           Fourth Quarter
                                   -----------------       ------------------      -----------------       -------------------
                                    1995       1994         1995       1994        1995      1994(1)        1995      1994(1)
                                    ----       ----         ----       ----        ----      ----           ----      ----
Net sales                          $132,938   $108,454     $121,312   $105,179     $132,215   $114,820     $150,217   $120,844
Gross profit                         49,182     40,708       44,199     35,464       48,472     39,972       54,906     45,764
Income from continuing
  operations before
  extraordinary loss                 11,425      8,596        9,143      6,557       11,607      8,904       12,683      6,857
Net income (loss)                  $ 11,425   $  8,596     $  9,143   $  6,557     $ 11,607   $ (6,596)    $ 12,683   $  6,537
                                   ===================     ===================     ===================     ===================
Income from continuing
  operations before extraordinary
  loss per common share
                                      $0.47      $0.36        $0.37      $0.27        $0.47      $0.37        $0.51      $0.28
                                   ===================     ===================     ===================     ===================
Net income (loss) per
  common share                        $0.47      $0.36        $0.37      $0.27        $0.47     $(0.27)       $0.51      $0.27
                                   ===================     ===================     ===================     ===================

(1) Net income includes extraordinary loss of $15.5 million ($0.64 per share) and $0.3 million ($0.01 per share) related to debt extinguishment in the third and fourth quarters of fiscal 1994, respectively.

17.      FINANCIAL INSTRUMENTS

Summarized below are the carrying and estimated fair values for certain of the Company's financial instruments as of March 31, 1995 and 1994. The carrying values of all other financial instruments in the consolidated statement of financial position approximate fair values.

             (In thousands)                                                   1995                               1994
                                                                    -------------------------          -------------------------
                                                                    Carrying        Estimated          Carrying        Estimated
                                                                     Value         Fair Value           Value         Fair Value
                                                                    --------       ----------          --------       ----------
         Short-term investments                                     $  5,060       $  5,117            $  6,041       $  6,041
         Long-term debt (including current and long-term
           portions, and notes payable)                              187,503        175,454             191,885        181,108

         Derivative financial instruments:
           Forward foreign currency exchange contracts                   -           (1,138)                -             (138)

The Company adopted the provisions of Statement of Financial Accounting Standards No. 115 (SFAS 115), Accounting for Certain Investments in Debt and Equity Securities, effective April 1, 1994, which requires certain investments to be recorded at fair value if held for trading purposes or otherwise available for sale, or at cost if held to maturity. Adoption of SFAS 115 had no impact on the Company's results of operations, as all such investments are categorized as held-to-maturity, and therefore the carrying basis of such investments did not change.

The Company periodically enters into forward foreign currency exchange contracts to hedge certain exposures related to identifiable foreign currency transactions that are relatively certain as to both timing and amount, and does not engage in speculation. Gains and losses on the forward contracts are recognized concurrently with the gains or losses from the underlying transactions. At March 31, 1995 and 1994, the Company was party to forward foreign currency exchange contracts of approximately $18.2 million and $10.9 million (notional amounts), respectively, denominated in European currencies. The contracts outstanding at March 31, 1995 generally mature on various dates through fiscal 1996 and are intended to hedge various foreign currency commitments due from foreign subsidiaries. The Company is exposed to credit loss in the event of nonperformance by the counterparties of these contracts, but does not anticipate any such nonperformance given the financial soundness of such counterparties.

The fair value of short-term investments approximates their carrying value, given the relatively short period to maturity of such instruments. The fair value of the Senior Notes is estimated based upon the quoted market price for such securities, which are publicly traded on the New York Stock Exchange.
Fair values of other long-term debt, determined based on interest rates that are currently available to the Company for similar types of borrowings, approximate carrying value. The fair value of the forward foreign exchange contracts reflects the estimated amount that the Company would pay to terminate the contracts at the reporting date, thereby taking into account the unrealized gains or losses of open contracts.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To R.P. Scherer Corporation:

We have audited the accompanying consolidated statement of financial position of R.P. SCHERER CORPORATION (a Delaware corporation) and subsidiaries as of March 31, 1995 and 1994, and the related consolidated statements of income, cash flows and shareholders' equity for each of the three years in the period ended March 31, 1995. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and this schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of R.P. Scherer Corporation and subsidiaries as of March 31, 1995 and 1994, and the results of their operations and cash flows for each of the three years in the period ended March 31, 1995, in conformity with generally accepted accounting principles.

As explained in Note 6 to the consolidated financial statements, effective April 1, 1992, the Company changed its method of accounting for income taxes.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule of valuation allowances included herein is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


Detroit, Michigan,
April 28, 1995.



                                                             ARTHUR ANDERSEN LLP

ITEM 9   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE

There has not been any change of accountants or any disagreements on any matter of accounting practice or financial disclosure in the period for which this report is filed.

                                    PART III


ITEM 10       DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

ITEM 11       EXECUTIVE COMPENSATION

ITEM 12       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
              AND MANAGEMENT

ITEM 13       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS



The information required by Items 10 through 13 will be included in the R.P. Scherer Corporation Proxy Statement for 1995, which will be filed not later than 120 days after the close of the Company's fiscal year ended March 31, 1995, and is hereby incorporated by reference to such proxy statement. Information with respect to Item 10 above is included on pages 8 and 9 of this Annual Report on Form 10-K.

                                    PART IV

ITEM 14          EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
                 REPORTS ON FORM 8-K

     (a)     1.  FINANCIAL STATEMENTS - the consolidated financial statements of R.P. Scherer Corporation and Subsidiaries and the related report of independent public accountants are included in Item 8 of this Annual Report on Form 10-K.

             2. FINANCIAL STATEMENT SCHEDULES - the financial statement schedule "Schedule II - Valuation Allowances" for R.P. Scherer Corporation is included herein.

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

           3.5             Certificate of Ownership merging Scherer International into the Company, dated
                           February 27, 1995.  Incorporated by reference to Exhibit 4.3 filed with the
                           Company's Current Report on Form 8-K dated March 6, 1995.

           3.6             By-Laws of the Company.  Incorporated by reference to Exhibit 3.2 filed with the
                           Company's Registration Statement on Form S-4, No. 33-30999.

     EXHIBIT NUMBER                                            DESCRIPTION
     --------------                                            -----------
           4.1             Indenture dated as of January 1, 1994, between Scherer International and Comerica
                           Bank, Trustee.  Incorporated by reference to Exhibit 2.1 filed with Scherer
                           International's Registration Statement on Form 8-A, dated May 2, 1994.

           4.2             First Supplemental Indenture dated as of February 28, 1995, between Scherer
                           International, the Company, and Comerica Bank, Trustee.  Incorporated by reference to Exhibit 4.1 filed with the Company's Current Report on Form 8-K, dated March 6,
                           1995.

           4.3             Stock Option Plan of the Company, Amended and Restated July, 1993.  Incorporated
                           by reference to Exhibit B.2 filed with the Company's Proxy Statement dated  August
                           24, 1993.

           4.4             First Amendment to Stock Option Plan of the Company, dated July 28, 1994.
                           Incorporated by reference to Exhibit A filed with the Company's Proxy Statement dated August 26, 1994.

           4.5             Form of the Company's 1990 Nonqualified Stock Option Plan, 1990 Nonqualified
                           Performance Stock Option Plan A, and 1990 Nonqualified Performance Stock Option
                           Plan B.  Incorporated by reference to Exhibits 10.6 through 10.8 filed with the
                           Company's Post-Effective Amendment No. 2 to Form S-1 dated February 11, 1991.

           4.6             Amendments to 1990 Nonqualified Stock Option Plans, dated February 18, 1994 and
                           September 1, 1994.  Incorporated by reference to Exhibit B filed with the Company's
                           Proxy Statement dated August 26, 1994.

           4.7             Form of Outside Director Stock Option Agreements.  Incorporated by reference to
                           Exhibit 4.7 filed with the Company's Registration Statement on Form S-8 dated
                           February 1, 1995, No. 33-57555.

           4.8             Amended and Restated $175,000,000 Credit Agreement, dated as of March 30, 1994, among Scherer International, certain of its subsidiaries, Comerica Bank, NBD Bank,
                           N.A., Societe Generale, The Bank of Nova Scotia, and ABN AMRO Bank N.V.
                           Incorporated by reference to Exhibit 10.1 filed with R.P. Scherer International
                           Corporation's Annual Report on Form 10-K for the year ended March 31, 1994.

           4.9             Assumption Agreement, dated as of February 28, 1995, among the Company, Comerica
                           Bank, NBD Bank, N.A., Societe Generale, The Bank of Nova Scotia, and ABN AMRO Bank
                           N.V.  Incorporated by reference to Exhibit 4.2 filed with the Company's Current
                           Report on Form 8-K dated March 6, 1995.

          10.1             Management Incentive Compensation Plan of the Company, Amended and Restated July,
                           1993.  Incorporated by reference to Exhibit A.2 filed with the Company's Proxy
                           Statement dated August 24, 1993.

          10.2             Employees' Retirement Income Plan of the Company effective August 6, 1986.
                           Incorporated by reference to Exhibit 10.33 of the Company's Registration Statement
                           on Form S-1, No. 33-30362.

     EXHIBIT NUMBER                                            DESCRIPTION
     --------------                                            -----------
          10.3             Employment Agreement, dated June 1, 1994, between the Company and John P. Cashman.
                           Incorporated by reference to Exhibit 10.7 of Scherer International's Annual Report
                           on Form 10-K as of March 31, 1994.

          10.4             Employment Agreement, dated June 1, 1994, between the Company and Aleksandar
                           Erdeljan.  Incorporated by reference to Exhibit 10.8 of Scherer International's
                           Annual Report on Form 10-K as of March 31, 1994.

          10.5             Employment Agreement, dated June 1, 1994, between the Company and Nicole S.
                           Williams.  Incorporated by reference to Exhibit 10.9 of Scherer International's
                           Annual Report on Form 10-K as of March 31, 1994.

          10.6             Supplemental Retirement Plan for Key Employees of the Company, dated December 16,
                           1994.  Filed herewith.

           21              Subsidiaries of the registrant.  Filed herewith.

           23              Consent of Arthur Andersen LLP.  Filed herewith.

           27              Financial Data Schedule.  Filed herewith.

     (b) One Current Report on Form 8-K, concerning the merger of Scherer International with and into the Company (as discussed further in Note 1 to the consolidated financial statements included in Item 8 herein), was filed with the Securities and Exchange Commission on March 6, 1995.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, R.P. Scherer Corporation has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 23, 1995.

                                                R.P. SCHERER CORPORATION



                                         By:         /s/ John P. Cashman
                                            ------------------------------------
                                                      John P. Cashman
                                              Chairman and Co-Chief Executive
                                                         Officer

Pursuant to the requirements of the Securities Act of 1934, as amended, this Report has been signed below by the following persons on behalf of R.P. Scherer Corporation in the capacities indicated on June 23, 1995:

                 SIGNATURES                                        TITLE
            /s/ John P. Cashman                           Chairman and Co-Chief
            -------------------                             Executive Officer
              John P. Cashman

          /s/ Aleksandar Erdeljan                        President and Co-Chief
          -----------------------                           Executive Officer
            Aleksandar Erdeljan

           /s/ Nicole S. Williams                   Executive Vice President, Finance,
           ----------------------                   Chief Financial Officer, Treasurer
             Nicole S. Williams                                and Secretary


            /s/ Thomas J. Stuart                       Vice President and Controller
            --------------------                      (Principal Accounting Officer)
              Thomas J. Stuart

             /s/ John E. Avery                                   Director
             -----------------
               John E. Avery

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

            /s/ Lori G. Koffman                                  Director
            -------------------
              Lori G. Koffman

             /s/ Louis Lasagna                                   Director
             -----------------
               Louis Lasagna

             /s/ Robert H. Rock                                  Director
             ------------------
               Robert H. Rock

             /s/ James A. Stern                                  Director
             ------------------
               James A. Stern

                   R.P. SCHERER CORPORATION AND SUBSIDIARIES
                        SCHEDULE II - VALUATION ACCOUNTS


(In thousands)                             Balance at     Charged to           Other                          Balance at
                                           Beginning       Costs and        Changes Add                         End of
Description                                of Period       Expenses        (Deduct) (a)       Deductions        Period
- -----------                                ---------      ----------       ------------       ----------      ----------
FOR THE YEAR ENDED MARCH 31, 1995:
Valuation accounts deducted from
related assets -
  Reserve for doubtful accounts               $2,903          $1,449               $309         $  (727)          $3,934
  Reserve for unmerchantable
    inventories                                1,701           1,127                215          (1,295)           1,748

FOR THE YEAR ENDED MARCH 31, 1994:
Valuation accounts deducted from
related assets -
  Reserve for doubtful accounts               $2,260          $1,123               $(53)        $  (427)          $2,903
  Reserve for unmerchantable
    inventories                                2,188             828                (44)         (1,271)           1,701

FOR THE YEAR ENDED MARCH 31,1993:
Valuation accounts deducted from
related assets -                              $2,064          $  638               $(35)        $  (407)          $2,260
  Reserve for doubtful accounts
  Reserve for unmerchantable                   1,900             706                (43)           (375)           2,188
    inventories

(a) Includes changes due to fluctuations in foreign currency exchange rates.

                               INDEX TO EXHIBITS


Exhibit Description                                                                             Page
- -------------------                                                                             ----
Exhibit 10.8 - Supplemental Retirement Plan for Key Employees                                    50

Exhibit 21 - Subsidiaries                                                                        55

Exhibit 23 - Consent of Arthur Andersen LLP                                                      57

Exhibit 27 - Financial Data Schedule                                                             59