Form 10-Q
period 1995-06-30
SCHERER R P CORP /DE/
filed 1995-08-14
CIK 855106

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549




                                   FORM 10-Q


/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
           ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1995

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES  / X /   NO  /  /

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Number of shares outstanding of the registrant's common stock as of August 11, 1995: 23,328,570 shares of common stock, par value $.01.

                                     PART I

ITEM 1           FINANCIAL STATEMENTS


                   R.P. SCHERER CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS


                                                                     (In thousands, except per share data)
                                                                     -------------------------------------
                                                                       For the three months ended June 30,
                                                                     -------------------------------------
                                                                          1995                   1994
                                                                          ----                   ----
 Net sales                                                             $148,378                $132,938
 Cost of sales                                                           93,684                  83,756
 Selling and administrative expenses                                     18,511                  17,528
 Research and development expenses, net                                   6,000                   4,391
                                                                       --------                --------

 Operating income                                                        30,183                  27,263

 Interest expense                                                         3,380                   3,546
 Interest earned and other                                                 (620)                   (409)
                                                                       --------                --------

 Income before income taxes and minority interests                       27,423                  24,126

 Income taxes                                                             8,762                   8,540
 Minority interests                                                       4,966                   4,161
                                                                       --------                --------
 Net income                                                             $13,695                 $11,425
                                                                       ========                ========

 Per Common and Common Equivalent Share:
   Net income                                                             $0.56                   $0.47
                                                                       ========                ========

 Average number of common and common
   equivalent shares                                                     24,659                  24,312





                  The accompanying notes are an integral part of this statement.

                   R.P. SCHERER CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENT OF FINANCIAL POSITION


                                                                           (In thousands)
                                                                   June 30,              March 31,
                                                                    1995                   1995
                                                                   --------              ---------
                         ASSETS
 CURRENT ASSETS:
   Cash and cash equivalents                                       $   26,541             $   33,715
   Short-term investments                                               5,119                  5,060
   Receivables, less reserves of:
        June 30, 1995 - $4.4 million;
        March 31, 1995 - $3.9 million                                 120,632                118,772
   Inventories                                                         65,639                 66,610
   Other current assets                                                 7,353                  6,404
                                                                   ----------             ----------
                                                                      225,284                230,561
                                                                   ----------             ----------
 PROPERTY:
   Property, plant and equipment, at cost                             382,129                372,237
   Accumulated depreciation                                           (98,531)               (92,734)
                                                                   ----------             ----------
                                                                      283,598                279,503
                                                                   ----------             ----------
 OTHER ASSETS:
   Goodwill, net of amortization                                      182,419                183,662
   Deferred financing fees, net of amortization                         1,644                  1,797
   Other assets                                                        16,838                 15,850
                                                                   ----------             ----------
                                                                      200,901                201,309
                                                                   ----------             ----------
                                                                     $709,783               $711,373
                                                                   ==========             ==========

            LIABILITIES AND SHAREHOLDERS' EQUITY

 CURRENT LIABILITIES:
   Notes payable and current portion of long-term debt               $  6,144              $   4,635
   Accounts payable                                                    66,123                 70,549
   Accrued liabilities                                                 33,887                 38,976
   Accrued income taxes                                                 3,904                  5,287
                                                                   ----------             ----------
                                                                      110,058                119,447
                                                                   ----------             ----------
 LONG-TERM LIABILITIES AND OTHER:
   Long-term debt                                                     188,447                182,868
   Other long-term liabilities                                         56,240                 56,900
   Deferred income taxes                                               35,108                 35,806
   Minority interests in subsidiaries                                  33,794                 42,706
                                                                   ----------             ----------
                                                                      313,589                318,280
                                                                   ----------             ----------

 COMMITMENTS AND CONTINGENCIES (Note 4)

 SHAREHOLDERS' EQUITY:
   Preferred stock, 500,000 shares authorized, none                         -                      -
     issued
   Common stock, $.01 par value, 50,000,000 shares
     authorized; shares issued:  June 30, 1995 -
     23,328,570 shares; March 31, 1995 - 23,316,674 shares                233                    233
   Additional paid-in capital                                         235,383                235,383
   Retained earnings                                                   48,697                 35,002
   Currency translation adjustment                                      1,823                  3,028
                                                                   ----------             ----------
                                                                      286,136                273,646
                                                                   ----------             ----------
                                                                     $709,783               $711,373
                                                                   ==========             ==========

                  The accompanying notes are an integral part of this statement.

                   R.P. SCHERER CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS



                                                                              (In thousands)
                                                                        For the three months ended
                                                                                 June 30,
                                                                        --------------------------
                                                                         1995                1994
                                                                         ----                ----
 OPERATING ACTIVITIES:
   Net income                                                           $13,695             $11,425
   Adjustments to reconcile net income to net cash provided
     by operating activities:
       Depreciation                                                       6,087               5,002
       Amortization of intangible assets                                  1,539               1,536
       Amortization of deferred financing costs and debt discount           104                 147
       Minority interests in net income                                   4,966               4,161
       Deferred tax provision and other                                    (209)                367
       (Increase) decrease in receivables                                (2,987)              2,552
       Increase in inventories and other current assets                  (3,164)             (2,743)
       Decrease in accounts payable and accrued expenses                (15,194)            (11,608)
                                                                        -------             -------
 Net cash provided by operating activities                                4,837              10,839
                                                                        -------             -------

 INVESTING ACTIVITIES:
   Purchases of plant and equipment                                     (13,013)             (7,647)
   Proceeds from sales of plant and equipment                               340                 509
   Other                                                                 (1,421)               (205)
                                                                        -------             -------
 Net cash used by investing activities                                  (14,094)             (7,343)
                                                                        -------             -------


 FINANCING ACTIVITIES:
   Proceeds from long-term borrowings                                    14,183              33,390
   Long-term debt retirements and payments                               (8,658)            (27,929)
   Short-term borrowings, net                                             1,764                 325
   Cash dividends paid to minority shareholders of subsidiaries          (5,181)             (3,653)
                                                                        -------             -------
 Net cash provided by financing activities                                2,108               2,133
                                                                        -------             -------

 Effect of currency translation on cash and cash equivalents                (25)                826
                                                                        -------             -------

 Net increase (decrease) in cash and cash equivalents                    (7,174)              6,455

 Cash and cash equivalents, beginning of period                          33,715              16,576
                                                                        -------             -------
 Cash and cash equivalents, end of period                               $26,541             $23,031
                                                                        =======             =======



         The accompanying notes are an integral part of this statement.

                   R.P. SCHERER CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of R.P. Scherer Corporation (the "Company"), a Delaware corporation, and its subsidiaries, some of which are less than wholly-owned. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting only of normal recurring items) necessary for the fair presentation of financial position and results of operations. These consolidated financial statements and related notes have been prepared pursuant to the Rules and Regulations set forth by the Securities and Exchange Commission and should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended March 31, 1995, as filed with the Securities and Exchange Commission.

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

2.       INCOME TAXES

The effective income tax rate in 1995 is lower than the U.S. Federal income tax rate due primarily to the anticipated utilization of carryforward foreign and other tax credits as well as shifts in the mix of taxable income between jurisdictions. In 1994, the effective tax rate was higher than the U.S. Federal income tax rate due primarily to limitations on the use of foreign and other tax credits, as well as the concentration of taxable income in higher tax rate jurisdictions.

3.       INVENTORIES

The components of inventories are as follows:

          (In thousands)                            June 30,             March 31,
                                                      1995                 1995
                                                    --------             ---------
          Raw materials and supplies                $32,254                $32,312
          Work in process                            10,693                 10,235
          Finished goods                             22,692                 24,063
                                                    -------                -------
                                                    $65,639                $66,610
                                                    =======                =======

                   R.P. SCHERER CORPORATION AND SUBSIDIARIES

4.       CONTINGENCIES

On March 30, 1992, OCAP Acquisition Corp. ("OCAP") commenced an action in the Supreme Court of the State of New York, County of New York, against Paco, certain of its subsidiaries, the Company and Scherer International (collectively, the "defendants"), arising out of the termination of an Asset Purchase Agreement dated February 21, 1992 (the "Purchase Agreement") between OCAP and the defendants providing for the purchase of substantially all the assets of Paco. On May 15, 1992, OCAP served an amended verified complaint (the "Amended Complaint"), asserting causes of action for breach of contract and breach of the implied covenant of good faith and fair dealing, arising out of defendants' March 25, 1992 termination of the Purchase Agreement, as well as two additional causes of action that were subsequently dismissed by order of the court. The Amended Complaint seeks $75 million in actual damages, $100 million in punitive damages, as well as OCAP's attorney fees and other litigation expenses, costs and disbursements incurred in bringing this action. Pre-trial discovery with respect to the action is presently under way. Based upon the investigation conducted by the Company and its counsel to date, the Company believes that this action lacks merit and intends to defend against it vigorously. In addition, based upon the information learned during the discovery process, the Company recently filed a counterclaim seeking damages as a result of the termination of the Purchase Agreement. In the opinion of management, the ultimate outcome of this litigation will not have a material adverse effect on the Company's business or financial condition.

The Company was informed in August 1992 that soil at a manufacturing facility in North Carolina owned and operated by the Company from 1975 to 1985 contained levels of tetrachlorethene and other substances which exceeded environmental standards. The Company voluntarily completed a remedial investigation, and remedial and removal actions by the Company and the current owner of the facility are ongoing. The Company will continue to perform additional studies and remediation of the area, including testing and removal of groundwater, which may indicate the necessity for additional remedial and removal actions in the future. On the basis of the results of investigations performed to date, the Company does not believe that potential future costs associated with either the investigation or any potential remedial or removal action will ultimately have a materially adverse impact on the Company's business or financial condition.

The Company is a party to various other legal proceedings arising in the ordinary course of business, none of which is expected to have a material adverse effect on the Company's financial position, results of operations, liquidity or capital resources.

ITEM 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
         OF OPERATIONS AND FINANCIAL CONDITION

GENERAL

The following discussion and analysis of financial results and condition covers the three month periods ended June 30, 1995 and 1994. A majority of the Company's sales, income and cash flows is derived from its international operations. With the exception of operations in highly inflationary economies, which are measured in U.S. dollars, the financial position and the results of operations of the Company's foreign operations are measured using the local currencies of the countries in which they operate, and are translated into U.S. dollars. Although the effects of foreign currency fluctuations are mitigated by the fact that expenses of foreign subsidiaries are generally incurred in the same currencies in which sales are generated, the reported results of operations of the Company's foreign subsidiaries are affected by changes in foreign currency exchange rates, and as compared to prior periods will be higher or lower depending upon a weakening or strengthening of the U.S. dollar. In addition, a substantial portion of the Company's net assets are based in its foreign operations, and are translated into U.S. dollars at foreign currency exchange rates in effect as of the end of each period. Accordingly, the Company's consolidated shareholders' equity will fluctuate depending upon the strengthening or weakening of the U.S. dollar.

RESULTS OF OPERATIONS

Quarters Ended June 30, 1995 and 1994

Sales of $148.4 million for the three months ended June 30,1995 established a new first quarter sales record, and represent a 12% increase from
sales of $132.9 million achieved in the same period of 1994.   Such increase
reflects sales growth in continental Europe, offset by overall nutritional softgel sales declines in the United Kingdom and Australia and by a Vitamin E softgel sales decline in the United States. The effects of a weaker U.S. dollar relative to most foreign currencies had the effect of increasing reported sales growth. On a constant exchange rate basis, sales increased 3% in the quarter ended June 30, 1995 compared to the same quarter of the prior year.

Operating income was a quarterly record $30.2 million for the June 30, 1995 quarter, an 11% gain (2% measured at constant exchange rates) from the
$27.3 million earned in the same period of the prior year.   The current year
quarter's results reflect improvements from a shift in sales mix toward pharmaceutical products (as discussed further below), offset by planned increases in research and development costs primarily related to the Company's Advanced Therapeutic Products Group ("ATP") initiative. Excluding research and development expenses, operating income increase by 14% over the prior year quarter, resulting in an operating margin of 24.4% for the June 30, 1995 quarter, compared with 23.8% for the same quarter a year ago.

Net research and development costs were $6.0 million for the quarter ended June 30, 1995, representing a 37% increase from the $4.4 million incurred during last year's first quarter. Gross research and development costs increased by 42%, but were offset by an 83% increase in customer reimbursements, which were $1.0 million in the current year quarter. Approximately $2.2 million of the June 30, 1995 quarter's research and development spending relates to ATP, representing a significant increase from ATP expenses of $0.8 million in the same quarter a year ago. ATP was formed late in fiscal year 1994 to engage in the development of off-patent or soon to become off-patent drug compounds reformulated utilizing the Company's advanced drug delivery systems, including Zydis(R), Pulsincap(R) and RP Scherersol(R). As discussed further below, the Company expects that spending for ATP activities will continue to increase significantly for the foreseeable future.

Net income reached an all-time quarterly record of $13.7 million, or $0.56 per share, for the quarter ended June 30, 1995, compared to $11.4 million, or $0.47 per share, for the same quarter last year. The

19% earnings growth in the June 30, 1995 quarter was achieved despite the increase in ATP expenses. The investment in ATP represented a per share cost of $0.06 in the June 30, 1995 quarter, compared to only $0.02 per share in last year's first quarter. Excluding the increased in ATP spending, earnings per share would have increased 28% in the current year's quarter. Also partially offsetting the growth in operating income was a $0.8 million increase in minority interests in income of subsidiaries as a result of a continuing growth in earnings of the Company's 51%-owned German operation. The consolidated effective income tax rate declined to 32.0% from 35.4% between the June 30, 1995 and 1994 quarters. Such decline primarily resulted from geographic shifts in the mix of income and anticipated increases in the utilization of foreign and other tax credits in the current year.

Results by Geographic Segment

The following sets forth operating results for each of the Company's geographic segments for the quarters ended June 30, 1995 and 1994:

 (In thousands)                   Sales                       Operating Income             Operating Margin
                         -----------------------        -----------------------          --------------------
                            1995           1994           1995           1994            1995           1994
                            ----           ----           ----           ----            ----           ----
 United States           $ 33,516       $ 32,993         $ 9,072        $ 7,511           27.1%          22.8%
 Europe                    87,195         74,226          19,393         17,151           22.2           23.1
 Other International       27,667         25,719           5,762          5,417           20.8           21.1
 Unallocated (1)            --             --             (4,044)        (2,816)           --             --
                         --------       --------         -------        -------          -----          -----
                         $148,378       $132,938         $30,183        $27,263           20.3%          20.5%
                         ========       ========         =======        =======          =====          =====

    (1) Includes general Corporate expenses and expenses associated with the ATP Group.

The Company's United States operations generated a 2% sales gain for the quarter ended June 30,1995. Sales of prescription pharmaceutical softgels were particularly strong as a result of sales of Abbot Laboratories' recently introduced Hytrin (terazosin HCI), used for the treatment of hypertension and benign prostate enlargement. Sales of over-the-counter ("OTC") pharmaceutical softgels declined slightly, as a result of the timing of new product launches by the Company's customers in the prior year period. Combined, pharmaceutical sales increased by 3%. The weak demand in the Vitamin E market, which arose in fiscal 1995 as a result of media attention to studies questioning the purported health benefits of Vitamin E and other anti-oxidant products, continued in the current fiscal quarter. However, total nutritional softgel sales declined only 6% between the current and prior year periods, as moderate growth in sales of other nutritional products offset much a 35% decline in lower margin Vitamin
E sales. Operating income grew by 21%, or $1.6 million, yielding a 27.1% operating margin as compared with 22.8% in the prior year quarter, aided significantly by these strong pharmaceutical sales and an overall 15% gain in gross margin from nutritional products primarily resulting from the shift in product mix away from Vitamin E.

Sales in Europe increased 17% for the June 30, 1995 quarter, as compared to the same quarter last year. On a constant exchange rate basis, this sales increase amounted to 3%. Strong sales gains throughout continental Europe were partially offset by soft demand for nutritional softgels in the United Kingdom. The Company's German operations realized continued growth of sales to Sandoz of Sandimmune and Neoral (cyclosporin A) softgels, which continue to perform well in the expanding immuno-suppressant drug market. In addition, Neoral was also recently approved for use in the United States for the prevention of organ rejection in kidney, liver, and heart transplants. As a result of the sales increases, operating income increased 13% between the two quarters. Operating margin decreased to 22.2% for the current year quarter compared to 23.1% a year ago, largely due to the softness of the United Kingdom nutritionals market and, to a lesser extent, increases in research and development expenses for softgel, Zydis(R) and Pulsincap(R) operations.

The Company's Other International segment contributed a $1.9 million, or 8%, increase in sales for the quarter ended June 30, 1995, as a result of increased reported sales in Japan, Korea and South America. The softness of the Australian nutritionals market and the presence of the first Australia-based competitor resulted in a decline in sales and margin levels at the Company's Australian operation. A relatively modest 6% increase in operating income for the segment was achieved, as income from the reported sales gains in Japan, Korea and South America was partially offset by reduced margins in Australia.

OUTLOOK

The Company was recently notified by two important U.S. softgel customers, one pharmaceutical and one cosmetic, that orders previously scheduled for shipment during the next several months were being significantly deferred and reduced. This, combined with the continued weakness of the nutritionals markets in the United Kingdom and Australia (as discussed above), as well as planned increased expenditures for ATP, will likely result in the Company achieving net income levels for its second fiscal quarter below those of the second quarter in the prior year. Based upon currently available information, the Company expects that net income for the quarter ended September 30, 1995, could be 10-20%
below that of the same quarter in the prior year. The Company is putting in place measures to reduce spending to offset as much as possible the
anticipated earnings shortfall.   The Company currently expects that the third
and fourth quarters' net income will exceed that of the same quarters of the prior year.

CASH FLOWS

Cash and cash equivalents decreased by $7.2 million for the quarter ended June 30, 1995, as compared with an increase of $6.5 million in the same period in 1994. Operating activities provided cash of $4.8 million and $10.8 million for the current and prior year periods, respectively. For the period ended June 30, 1995, cash generated from continued strong earnings was partially offset by a $21.3 million increase in net working capital. Such working capital increase was generated primarily by seasonal reductions in current liabilities related to the timing of foreign tax payments, dividends to minority shareholders, and payments of prior year incentive compensation, furthered by increases in receivables and other current assets. For the prior year period, cash generated from earnings was partially offset by a $11.8 million increase in net working capital. Such increase was related primarily to the timing of payments for interest, income taxes and dividends to minority shareholders.

Furthered Capital expenditures for the current year quarter amounted to $13.0 million, compared to the prior year period's capital expenditures of $7.6 million. Current quarter capital spending consisted primarily of expenditures in the United Kingdom related to the continuing expansion of the Zydis(R) production facility, in Australia for the completion of a new manufacturing facility, and general facility and equipment additions and improvements. In the prior year, capital expenditures were related primarily to the construction of a new satellite softgel production facility in North America, expansion of the Zydis(R) production facility in the United Kingdom, and in Australia for the construction of a replacement manufacturing facility, as well as other general facility and equipment additions and improvements.

Financing activities for the quarter ended June 30, 1995, principally reflect a net $4.9 million of borrowings under the Company's bank credit facility used to fund capital and research expenditures in the United Kingdom, and the payment of $5.2 million of dividends to minority shareholders. In the prior year period, financing activities include a net $5.1 million of borrowings under the bank credit facility for funding of capital expenditures. Other significant financing uses in the prior year period include $3.7 million of dividends paid to minority shareholders of subsidiaries.

LIQUIDITY AND FINANCIAL CONDITION

During the next several years, a significant portion of the Company's cash flow will be used to fund capital expenditures, increased investments in research and development, and to service and reduce indebtedness. Capital expenditures are anticipated to approximate $75 to $85 million for the fiscal year ended March 31, 1996, and are expected to decline to a lower level per year thereafter. Such expenditures will be used to continue the expansion of softgel production capacity to meet anticipated customer demand, as well as to ensure continuing compliance with pharmaceutical Good Manufacturing Practices (GMP) standards for the Company's facilities. In addition, such expenditures will include further major expansions of production facilities for Zydis(R). As of June 30, 1995, the Company had approximately $6 million of commitments for future capital expenditures.

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

The Company actively reviews drug delivery systems businesses and technologies for potential investment, consistent with its strategic objectives. Generally, such investments are not expected to involve significant initial funding or financial commitments on the part of the Company. Management intends that any acquisition which would require significant funding would be financed largely through the issuance of common stock, depending upon market conditions, so as not to materially increase the Company's debt to equity ratio.

At June 30, 1995, the Company's outstanding long-term indebtedness consisted of approximately $99.4 million of 6 3/4% senior notes (net of a $0.6 million discount), $70.5 million of borrowings under the Company's bank credit facility, $6.4 million of industrial development revenue bonds, and approximately $14.3 million of other indebtedness.

The Company's senior notes bear interest at 6 3/4% of face value, payable semi-annually, and mature in full in February 2004. The 6 3/4% senior notes are noncallable and unsecured, ranking pari passu with all other unsecured and senior indebtedness of the Company. Annual interest expense on the senior notes is approximately $6.8 million (excluding amortization of the original issue discount and deferred financing fees), payable semi-annually. The indenture under which the senior notes were issued restricts the Company's ability to incur additional liens, enter into sale-leaseback transactions, engage in certain transactions with affiliates, and consummate certain business combinations.

In March 1994, the Company entered into a bank credit facility which allows for revolving credit borrowings up to an aggregate of $175.0 million in various currencies, and expires April 1, 1999. Interest is payable quarterly at LIBOR plus .575%, with a further reduction in the interest rate spread to LIBOR plus .475% anticipated later during the term of the facility based on certain financial performance criteria, or at the bank's prime rate. Unused borrowing availability is subject to annual commitment fees of 1/4%. Borrowings under this agreement are unsecured, and rank pari passu with all other unsecured and senior indebtedness of the Company and certain of its subsidiaries. The bank credit facility requires the Company to satisfy various annual and quarterly financial tests, including maintenance on a consolidated basis of specified levels of tangible net worth and cash flow coverage, leverage, and fixed charge ratios. The agreement also restricts the Company's ability to incur additional indebtedness or liens, make investments and loans, dispose of assets, or consummate a business combination, and limits the ability of the Company to pay dividends. As of June 30, 1995, the Company does not currently have plans to declare or pay any cash dividends.

Pursuant to other revolving credit arrangements, the Company and certain of its subsidiaries may borrow up to approximately $25.0 million. As of June 30, 1995, the Company had outstanding approximately $4.0 million under these revolving credit arrangements.

The Company believes that its future cash flows from operations, together with cash and short-term investments aggregating $31.7 million at June 30, 1995 and amounts available under bank credit facilities will be adequate to meet anticipated capital investment, operating, and debt service requirements.

Inflation and Accounting Policies

In the view of management, the effects of inflation and changing prices on the Company's net results of operations and financial condition were not significant.

                                    PART II


ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY
         HOLDERS

         None


ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS:
         27-Financial Data Schedule, filed herewith.

(b)      REPORTS ON FORM 8-K:  None.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                              R.P. SCHERER CORPORATION


Date:    August 14, 1995                 By:  /s/ Nicole S. Williams
         ---------------                      --------------------------------
                                              Nicole S. Williams
                                              Executive Vice President, Finance
                                              and Chief Financial Officer,
                                              Treasurer, and Secretary

                                 EXHIBIT INDEX

Exhibit
  No.                     Description                                 Page
-------                   -----------                                 ----
 27                       Financial Data Schedule