Form 10-Q
period 1995-09-30
SCHERER R P CORP /DE/
filed 1995-11-13
CIK 855106

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                            _____________________


                                  FORM 10-Q

   /X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1995

                                      OR


   / /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934


                       COMMISSION FILE NUMBER 33-30999


                             ____________________


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


                             ____________________

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

Number of shares outstanding of the registrant's common stock as of November 10, 1995: 23,361,714 shares of common stock, par value $.01.

================================================================================

                                    PART I

ITEM 1  FINANCIAL STATEMENTS

                  R.P. SCHERER CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF OPERATIONS


                                                               (In thousands, except per share data)
                                                    ------------------------------------------------------------
                                                     For the three months ended         For the six months ended
                                                           September 30,                      September 30,
                                                     --------------------------         ------------------------
                                                       1995               1994            1995             1994
                                                     --------           --------        --------         --------
Net sales                                            $133,511          $121,312         $281,889         $254,250
Cost of sales                                          89,318            77,113          183,002          160,869
Selling and administrative expenses                    17,944            16,815           36,455           34,343
Research and development expenses, net                  5,796             4,591           11,796            8,982
                                                     --------          --------         --------         --------
Operating income                                       20,453            22,793           50,636           50,056

Interest expense                                        3,605             3,674            6,985            7,220
Interest earned and other                                (179)             (293)            (799)            (702)
                                                     --------          --------         --------         --------
Income from continuing operations before
  income taxes and minority interests                  17,027            19,412           44,450           43,538

Income taxes                                            5,174             6,890           13,936           15,430
Minority interests                                      3,530             3,379            8,496            7,540
                                                     --------          --------         --------         --------
Net income                                           $  8,323          $  9,143         $ 22,018         $ 20,568
                                                     ========          ========         ========         ========
Per Common and Common Equivalent Share:
  Net income                                            $0.34             $0.37            $0.90            $0.84
                                                     ========          ========         ========         ========
Average number of common and common
  equivalent shares                                    24,533            24,446           24,586           24,421

        The accompanying notes are an integral part of this statement.

                  R.P. SCHERER CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF FINANCIAL POSITION


                                                     (In thousands)
                                               September 30,    March 31,
                                                    1995           1995
                                               -------------    ---------
                 ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                     $ 24,363         $ 33,715
  Short-term investments                           4,876            5,060
  Receivables, less reserves of:
    September 30, 1995 - $4.5 million;
    March 31, 1995 - $3.9 million                119,899          118,772
  Inventories                                     61,268           66,610
  Other current assets                             8,586            6,404
                                                --------         --------
                                                 218,992          230,561
                                                --------         --------
PROPERTY:
  Property, plant and equipment, at cost         388,366          372,237
  Accumulated depreciation                      (101,853)         (92,734)
                                                --------         --------
                                                 286,513          279,503
                                                --------         --------
OTHER ASSETS:
  Goodwill, net of amortization                  180,613          183,662
  Deferred financing fees, net of amortization     1,531            1,797
  Other assets                                    22,284           15,850
                                                --------         --------
                                                 204,428          201,309
                                                --------         --------
                                                $709,933         $711,373
                                                ========         ========

    LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Notes payable and current portion of
    long-term debt                              $  7,610         $  4,635
  Accounts payable                                54,379           70,549
  Accrued liabilities                             34,880           38,976
  Accrued income taxes                             4,078            5,287
                                                --------         --------
                                                 100,947          119,447
                                                --------         --------
LONG-TERM LIABILITIES AND OTHER:
  Long-term debt                                 191,584          182,868
  Other long-term liabilities                     54,730           56,900
  Deferred income taxes                           36,281           35,806
  Minority interests in subsidiaries              33,682           42,706
                                                --------         --------
                                                 316,277          318,280
                                                --------         --------
COMMITMENTS AND CONTINGENCIES (Note 4)

SHAREHOLDERS' EQUITY:
  Preferred stock, 500,000 shares authorized,
    none issued                                       --               --
  Common stock, $.01 par value, 50,000,000
    shares authorized; shares issued;
    September 30, 1995 - 23,361,674 shares;
    March 31, 1995 - 23,316,674 shares               234              233
  Additional paid-in capital                     236,275          235,383
  Retained earnings                               57,020           35,002
  Currency translation adjustment                   (820)           3,028
                                                --------         --------
                                                 292,709          273,646
                                                --------         --------
                                                $709,933         $711,373
                                                ========         ========


        The accompanying notes are an integral part of this statement.

                  R.P. SCHERER CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS




                                                                                            (In thousands)
                                                                                        For the six months ended
                                                                                             September 30,
                                                                           -----------------------------------------------------
                                                                               1995                                       1994
                                                                           -----------                                ----------
OPERATING ACTIVITIES:
 Net income                                                                    $22,019                                  $20,568
 Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation                                                                11,930                                   10,784
    Amortization of intangible assets                                            3,084                                    2,984
    Amortization of deferred financing costs and debt discount                     233                                      464
    Minority interests in net income                                             8,496                                    7,540
    Deferred tax provision and other                                             1,965                                     (142)
    (Increase) decrease in receivables                                          (3,758)                                   5,613
    Increase in inventories and other current assets                               (48)                                  (6,931)
    Decrease in accounts payable and accrued expenses                          (23,203)                                  (8,008)
                                                                           ---------------                        --------------

Net cash provided by operating activities                                       20,718                                   32,872
                                                                           ---------------                        --------------

INVESTING ACTIVITIES:
  Purchases of plant and equipment                                             (26,108)                                 (19,002)
  Other                                                                         (2,554)                                  (2,674)
                                                                           ---------------                        --------------

Net cash used by investing activities                                          (28,662)                                 (21,676)
                                                                           ---------------                        --------------

FINANCING ACTIVITIES:
  Proceeds from long-term borrowings                                            22,450                                   45,259
  Long-term debt retirements and payments                                      (11,270)                                 (45,486)
  Short-term borrowings, net                                                     1,685                                      915
  Cash dividends paid to minority shareholders of subsidiaries                 (13,504)                                  (7,073)
                                                                           ---------------                        --------------

Net cash used by financing activities                                             (639)                                  (6,385)
                                                                           ---------------                        --------------

Effect of currency translation on cash and cash equivalents                       (769)                                     894
                                                                           ---------------                        --------------

Net increase (decrease) in cash and cash equivalents                            (9,352)                                   5,705
Cash and cash equivalents, beginning of period                                  33,715                                   16,576
                                                                           ---------------                        --------------
Cash and cash equivalents, end of period                                       $24,363                                  $22,281
                                                                           ===============                        ==============

         The accompanying notes are an integral part of this statement.

                  R.P. SCHERER CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.      BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of R.P. Scherer Corporation (the "Company"), a Delaware corporation, and its subsidiaries, some of which are less than wholly-owned. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting only of normal recurring items) necessary for the fair presentation of financial position and results of operations. These consolidated financial statements and related notes have been prepared pursuant to the Rules and Regulations set forth by the Securities and Exchange Commission and should be read in conjunction with the financial statements and notes included in the Company's Annual Report of Form 10-K for the year ended March 31, 1995, as filed with the Securities and Exchange Commission.

Prior to February 28, 1995, a wholly-owned subsidiary of the Company, R.P. Scherer International Corporation ("Scherer International"), directly owned all operations of the Company, and the Company's only asset was its investment in Scherer International. For administrative reasons, on February 28, 1995, Scherer International was merged into the Company, through which the assets and liabilities of Scherer International were assumed by the Company. Such merger did not have any impact on the Company's results of operations or financial position.

Certain items in the prior years' consolidated financial statements and notes thereto have been reclassified to conform with the current year presentation.

2.      INCOME TAXES

The effective income tax rate in 1995 is lower than the U.S. Federal income tax rate due primarily to the anticipated utilization of foreign and other tax credits generated in the current year as well as carried forward from prior years. In 1994, the effective tax rate was higher than the U.S. Federal income tax rate due primarily to anticipated limitations on the use of foreign and other tax credits, as well as the mix of taxable income in certain higher tax rate foreign jurisdictions.

3.      INVENTORIES

The components of inventories are as follows:


      (In thousands)                   September 30,    March 31,
                                            1995          1995
                                       -------------    ---------

      Raw materials and supplies          $32,962        $32,312
      Work in process                      11,371         10,235
      Finished goods                       16,935         24,063
                                          -------        -------
                                          $61,268        $66,610
                                          =======        =======

                  R.P. SCHERER CORPORATION AND SUBSIDIARIES

4.  CONTINGENCIES

On March 30, 1992, OCAP Acquisition Corp. ("OCAP") commenced an action in the Supreme Court of the State of New York, County of New York, against Paco, certain of its subsidiaries, the Company and Scherer International (collectively, the "defendants"), arising out of the defendants' March 25, 1992 termination of an Asset Purchase Agreement dated February 21, 1992 (the "Purchase Agreement") between OCAP and the defendants providing for the purchase of substantially all the assets of Paco. On May 15, 1992, OCAP served an amended verified complaint (the "Amended Complaint"), asserting causes of action for breach of contract and breach of the implied covenant of good faith and fair dealing, arising out of the termination of the Purchase Agreement, as well as two additional causes of action that were subsequently dismissed by order of the court. The Amended Complaint seeks $75 million in actual damages, $100 million in punitive damages, as well as OCAP's attorney fees and other litigation expenses, costs and disbursements incurred in bringing this action. Pre-trial discovery with respect to the action has been substantially completed, and no date for trial has yet been established. Based upon the investigation conducted by the Company and its counsel to date, the Company believes that this action lacks merit and is defending against it vigorously. In addition, based upon information learned during the discovery process, the Company recently filed a counterclaim seeking damages as a result of the termination of the Purchase Agreement. In the opinion of management, the ultimate outcome of this litigation will not have a material adverse effect on the Company's business or financial condition.

The Company was informed in August 1992 that soil at a manufacturing facility in North Carolina owned and operated by the Company from 1975 to 1985 contained levels of tetrachlorethene and other substances which exceeded environmental standards. The Company voluntarily conducted a remedial investigation, and remedial and removal actions by the Company and the current owner of the facility are ongoing. The Company will continue to perform additional studies and remediation of the area, including testing and removal of groundwater, which may indicate the necessity for additional remedial and removal actions in the future. On the basis of the results of investigations performed to date, the Company does not believe that potential future costs associated with either the investigation or any potential remedial or removal action will ultimately have a materially adverse impact on the Company's business or financial condition.

The Company is a party to various other legal proceedings arising in the ordinary course of business, none of which is expected to have a material adverse effect on the Company's financial position, results of operations, liquidity or capital resources.

ITEM 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
        OF OPERATIONS AND FINANCIAL CONDITION

GENERAL

The following discussion and analysis of financial results and condition covers the three and six month periods ended September 30, 1995 and 1994. A majority of the Company's sales, income and cash flows is derived from its international operations. With the exception of operations in highly inflationary economies, which are measured in U.S. dollars, the financial position and the results of operations of the Company's foreign operations are measured using the local currencies of the countries in which they operate, and are translated into U.S. dollars. Although the effects of foreign currency fluctuations are mitigated by the fact that expenses of foreign subsidiaries are generally incurred in the same currencies in which sales are generated, the reported results of operations of the Company's foreign subsidiaries are affected by changes in foreign currency exchange rates, and as compared to prior periods will be higher or lower depending upon a weakening or strengthening of the U.S. dollar. In addition, a substantial portion of the Company's net assets are based in its foreign operations, and are translated into U.S. dollars at foreign currency exchange rates in effect as of the end of each period. Accordingly, the Company's consolidated shareholders' equity will fluctuate depending upon the strengthening or weakening of the U.S. dollar.

RESULTS OF OPERATIONS

Quarters Ended September 30, 1995 and 1994

Sales were $133.5 million for the three months ended September 30, 1995, representing a 10% increase from sales of $121.3 million achieved in the same period of 1994. A majority of the sales increase was provided by the Company's operations in Europe, largely due to volume increases in Germany and France, as well as the effects of a weaker U.S. dollar. Consolidated pharmaceutical sales grew 22% during the quarter, but such growth was offset by declines in nutritional softgel sales due to continued weakness in the nutritional markets of the United Kingdom, Australia and Japan. The effects of a weaker U.S. dollar relative to most foreign currencies had the effect of increasing reported sales growth. On a constant exchange rate basis, sales increased 6% in the quarter ended September 30, 1995 compared to the same quarter of the prior year.

Operating income was $20.5 million for the September 30, 1995 quarter, a decrease of 10% (14% measured in constant exchange rates) from the $22.8 million earned in the same period of the prior year. The current year quarter's results reflect the previously reported deferral of orders for certain high margin products in the United States, the continuing weak overseas nutritional markets, and higher depreciation and other fixed manufacturing costs related to recently constructed facilities and pharmaceutical GMP upgrades. Also contributing to the decline in operating income were planned increases in research and development costs primarily related to the Company's Advanced Therapeutic Products Group ("ATP") initiative. Excluding research and development expenses, operating income declined by 4% as compared with the prior year quarter, resulting in an operating margin of 19.7% for the September 30, 1995 quarter, compared with 22.6% for the same quarter a year ago.

Net research and development costs were $5.8 million for the quarter ended September 30, 1995, representing a 26% increase from the $4.6 million incurred during last year's second quarter. Gross research and development costs increased by 42%, but were offset by a 134% increase in customer reimbursements, which grew to $1.8 million in the current year quarter. Approximately $2.0 million of the September 30, 1995 quarter's research and development spending relates to ATP, representing a significant increase from ATP expenses of $1.1 million in the same quarter a year ago. ATP was formed late in fiscal year 1994 to engage in the development of off-patent or soon to become off-patent drug compounds reformulated utilizing the Company's advanced drug delivery systems, including Zydis(R), Pulsincap(R) and RP Scherersol(R). As discussed further below, the Company expects that spending for ATP activities will likely increase in the foreseeable future.

Net income was $8.3 million, or $0.34 per share, for the quarter ended September 30, 1995, a decline of 9% as compared to $9.1 million, or $0.37 per share, for the same quarter last year. The investment in ATP represented a per share cost of $0.06 in the September 30, 1995 quarter, compared to only $0.03 per share in last year's second quarter. The consolidated effective income tax rate declined to 30.4% from 35.5% between the September 30, 1995 and 1994 quarters. Such decline primarily resulted from geographic shifts in the mix of income and anticipated improvements in the utilization of foreign and other tax credits generated in the current year as well as carried forward from prior years.

Six Months Ended September 30, 1995 and 1994

Consolidated sales for the six month period ended September 30, 1995 were $281.9 million, amounting to an 11% increase from sales of $254.2 million in the same period last year. Sales gains were achieved in all of the Company's geographic segments. The effects of a weaker U.S. dollar relative to most foreign currencies increased reported sales during the current year period. On a constant exchange rate basis, the sales increase would have been 4% for the six months ended September 30, 1995 as compared to the same period of the prior year.

The Company earned operating income of $50.6 million for the six months ended September 30, 1995, a 1% increase from the $50.1 million earned in the same period of the prior year. On a constant exchange rate basis, operating income declined 5% between these two periods. Operating margin declined to 18.0% of sales for the current year six months, from 19.7% for the same period a year ago. Such decline reflects the effects of certain customer order deferrals in the United States, sub-optimal capacity utilization associated with continuing weakness in the United Kingdom, Australian, Japanese and other nutritionals markets, and additional depreciation and other fixed manufacturing cost increases related to recently constructed facilities. Mitigating this decline to some extent, however, is the continuing sales mix shift towards higher margin pharmaceutical softgels, which rose 20% as compared with the prior year six month period. Health and nutritional products sales increased slightly between the six month periods ended September 30, 1995 and 1994, despite an 11% decline in sales of Vitamin E softgels. The Company contained selling and administrative expenses to $36.5 million in the current year six months, representing a decline to 12.9% of sales, as compared with 13.5% of sales in the prior year period.

Research and development costs were $11.8 million for the six months ended September 30, 1995, representing a 31% increase from the $9.0 million during last year's six months. Excluding research and development expenses, operating margin was 22.1% of sales for the September 30, 1995 period, compared to 23.3% for the same period of the prior year. Approximately $2.2 million of this increase related to the ATP initiative, as discussed above.

Net income for the first six months of fiscal 1996 reached $22.0 million, or $0.90 per share, compared to net income of $20.6 million, or $0.84 per share, for the same period last fiscal year. In addition to the operating income changes discussed above, the Company realized the benefit of a reduction in the effective income tax rate to 31.4% for the current year six months, compared to 35.4% for the same period a year ago. The lower effective income tax rate primarily resulted from geographic shifts in the mix of income and anticipated improvements in the utilization of foreign and other tax credits in the current year. Minority interests in income of subsidiaries for the six month ended September 30, 1995, increased by $1.0 million as a result of increased earnings of the Company's 51%-owned German operation.

Results by Geographic Segment

The following sets forth operating results for each of the Company's geographic segments for the six month periods ended September 30, 1995 and 1994:


(In thousands)              Sales            Operating Income       Operating Margin
                        -------------        ----------------       ----------------
                        1995     1994          1995     1994          1995     1994
                        ----     ----          ----     ----          ----     ----
United States         $ 64,280  $ 60,524    $15,353    $14,798      23.9%     24.4%
Europe                 164,126   142,487     35,060     31,043      21.4      21.8
Other International     53,483    51,239      9,078     10,186      17.0      19.9
Unallocated(1)              --        --     (8,855)    (5,971)       --        --
                      --------  --------    -------    -------      ----      ----
                      $281,889  $254,250    $50,636    $50,056      18.0%     19.7%
                      ========  ========    =======    =======      ====      ====


   (1) Includes general Corporate expenses and expenses associated with the ATP Group.

The Company's United States operations generated a 6% sales gain for the six months ended September 30, 1995. Sales of pharmaceutical softgels increased by 16.5%, principally as a result of first quarter sales of Abbot Laboratories' Hytrin(R) (terazosin HCI), used for the treatment of hypertension and benign prostate enlargement. Weak demand for Vitamin E and other anti-oxidant softgels continued in the current fiscal year. However, total nutritional softgel sales increased by 12% between the current and prior year periods, as moderate growth in sales of other nutritional products offset a 4% decline in lower margin Vitamin E sales. Cosmetic products sales declined by 11%, as a result of previously disclosed customer order deferrals of certain high margin softgel products. As a result of the shifts in product mix and increases in fixed costs resulting from recent facility upgrades and expansion, operating income grew by only 4%, or $0.6 million, yielding a 23.9% operating margin as compared with 24.4% in the prior year quarter.

Sales in Europe increased 15% for the six months ended September 30, 1995, as compared to the same period last year. On a constant exchange rate basis, this sales increase amounted to 4%. Strong sales gains throughout most of continental Europe were partially offset by sales declines due to soft demand for nutritional softgels in the United Kingdom. The Company's German operations realized continued growth of sales to Sandoz of Sandimmune(R) and Neoral(R) (cyclosporin A) softgels, which are performing well in the expanding immuno-suppressant drug category. In addition, during the first quarter of the current fiscal year Neoral(R) was approved for use in the United States for the prevention of organ rejection in kidney, liver, and heart transplants. As a result of the sales increases, operating income increased 13% between the two years. Operating margin decreased to 21.4% for the current year six months compared to 21.8% a year ago, largely due to the softness of the United Kingdom nutritionals market and, to a lesser extent, increases in research and development expenses for softgel, Zydis(R) and Pulsincap(R) operations.

The Company's Other International segment contributed a $2.3 million, or 4%, increase in reported sales for the six months ended September 30, 1995, as a result of increases in Japan, Korea and South America. The softness of the Australian nutritionals market and the presence of the first Australian-based competitor resulted in a decline in sales and margin levels at the Company's Australian operation. An 11% decline in operating income for the segment was experienced, as income from the reported sales gains in other operations was offset by reduced operating margins in Australia and increased research and development expenses in Canada.

CASH FLOWS

Cash and cash equivalents decreased by $9.4 million for the six months ended September 30, 1995, as compared with an increase of $5.7 million in the same period in 1994. Operating activities provided cash of $20.7 million and $32.8 million for the current and prior year periods, respectively. For the period ended September 30, 1995, increased cash generated from continued strong earnings was significantly offset by a $27.0 million increase in net working capital. Such net working capital increase resulted primarily from seasonal reductions in current liabilities related to the timing of foreign tax payments and capital asset purchases, timing of dividend and interest payments to minority shareholders, and other accrued liability reductions, as well as by increases in customer receivables. For the prior year period, cash generated from earnings was partially offset by a $9.3 million increase in net working capital. Such increase was related primarily to the timing of payments for interest and income taxes, as well as increases in raw materials inventories related to higher order levels. Reductions in receivables largely due to the timing of collections from certain major customers offset the other working capital increases in the prior year period.

Capital expenditures for the current year period amounted to $26.1 million, compared to the prior year period's capital expenditures of $19.0 million. Current period capital spending consisted primarily of expenditures in the United Kingdom related to the continuing expansion of the Zydis(R) production facility, in Germany and France for the ongoing expansion and renovation of pharmaceutical softgel facilities, and general facility and equipment additions and improvements. In the prior year, capital expenditures were related primarily to the construction of a new satellite softgel production facility in North America, expansion of the Zydis(R) production facility in the United Kingdom, and in Australia for the construction of a replacement manufacturing facility, as well as other general facility and equipment additions and improvements.

Financing activities for the six months ended September 30, 1995, principally reflect the payment of $13.5 million of dividends to minority shareholders, as well as a net $9.7 million of borrowings under the Company's bank credit facility used principally to fund capital and research expenditures in the United Kingdom. In the prior year period, financing activities include $7.1 million of dividends paid to minority shareholders of subsidiaries.

LIQUIDITY AND FINANCIAL CONDITION

During the next several years, a significant portion of the Company's cash flow will be used to fund capital expenditures, increased investments in research and development, and to service and reduce indebtedness. Capital expenditures are anticipated to approximate $60 to $70 million for the fiscal year ended March 31, 1996, down from the previously anticipated $75 to $85 million for fiscal 1996, as a result of deferrals of spending into fiscal 1997 for a major plant expansion in Japan and for further expansions of the Zydis(R) production facilities. Such expenditures will be used to continue the expansion of softgel production capacity to meet anticipated customer demand, as well as to ensure continuing compliance with pharmaceutical Good Manufacturing Practices (GMP) standards for the Company's facilities. In addition, such expenditures will
include further major   expansions of production facilities for Zydis(R). As of
September 30, 1995, the Company had approximately $10.2 million of commitments for future capital expenditures.

The Company will also continue to invest a significant portion of its cash flow in research and development activities for its advanced drug delivery systems, including the RP Scheresol(R), Zydis(R) and Pulsincap(R) technologies, as well as to develop new drug delivery technologies and to fund the Company's ATP initiative. The Company believes that changes currently affecting worldwide pharmaceutical markets will enhance the commercial value of products which can demonstrate therapeutic and cost benefits over existing therapies, and through ATP intends to capitalize upon these trends by creating new products which reformulate existing compounds utilizing the Company's proprietary drug delivery technologies. The Company expects that expenses associated with ATP will represent a significant portion of the Company's research and development spending over the next several years. Revenues from ATP product sales and royalties are expected to begin no earlier than fiscal 1997, assuming the development and commercialization of such products in successful.

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

At September 30, 1995, the Company's outstanding long-term indebtedness consisted of approximately $99.4 million of 6-3/4% senior notes (net of a $0.6 million discount), $75.2 million of borrowings under the Company's bank credit facility, $6.4 million of industrial development revenue bonds, and approximately $14.3 million of other indebtedness.

The Company's senior notes bear interest at 6-3/4% of face value, payable semi-annually, and mature in full in February 2004. The 6-3/4% senior notes are noncallable and unsecured, ranking pari passu with all other unsecured and senior indebtedness of the Company. Annual interest expense on the senior notes is approximately $6.8 million (excluding amortization of the original issue discount and deferred financing fees), payable semi-annually. The indenture under which the senior notes were issued restricts the Company's ability to incur additional liens, enter into sale-leaseback transactions, engage in certain transactions with affiliates, and consummate certain business combinations.

In March 1994, the Company entered into a bank credit facility which allows for revolving credit borrowings up to an aggregate of $175.0 million in various currencies, and expires April 1, 1999. Interest is payable quarterly at LIBOR plus .575%, with a further reduction in the interest rate spread to LIBOR plus
 .475% anticipated later during the term of the facility based on certain financial performance criteria, or at the bank's prime rate. Unused borrowing availability is subject to annual commitment fees of 1/4%. Borrowings under this agreement are unsecured, and rank pari passu with all other unsecured and senior indebtedness of the Company and certain of its subsidiaries. The bank credit facility requires the Company to satisfy various annual and quarterly financial tests, including maintenance on a consolidated basis of specified levels of tangible net worth and cash flow coverage, leverage, and fixed charge ratios. The agreement also restricts the Company's ability to incur additional indebtedness or liens, make investments and loans, dispose of assets, or consummate a business combination, and limits the ability of the Company to pay dividends. As of September 30, 1995, the Company does not currently have plans to declare or pay any cash dividends.

Pursuant to other revolving credit arrangements, the Company and certain of its subsidiaries may borrow up to approximately $25.0 million. As of September 30, 1995, the Company had outstanding approximately $3.9 million under these revolving credit arrangements.

The Company believes that its future cash flows from operations, together with cash and short-term investments aggregating $28.2 million at September 30, 1995 and amounts available under bank credit facilities will be adequate to meet anticipated capital investment, operating, and debt service requirements.

Inflation and Accounting Policies

In the view of management, the effects of inflation and changing prices on the Company's net results of operations and financial condition were not significant.

                                   PART II

ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   The Annual Meeting of Stockholders of R.P. Scherer Corporation was held on September 12, 1995, for the purpose of electing a Board of Directors, approving the appointment of independent auditors, and voting on the proposal described below.

   The shareholders elected the Company's entire Board of Directors. The persons elected to the Company's Board of Directors and the number of shares cast for, and the number of shares withheld, with respect to each of these persons were as follow:



                                                FOR             WITHHELD
                                                ---             --------
                John P. Cashman             18,073,483           29,735
                                            ----------           ------
                Aleksandar Erdeljan         18,073,483           29,735
                                            ----------           ------
                Lori G. Koffman             18,073,083           30,135
                                            ----------           ------
                Frederick Frank             18,073,083           30,135
                                            ----------           ------
                James A. Stern              18,073,083           30,135
                                            ----------           ------
                Louis Lasagna               18,073,183           30,035
                                            ----------           ------
                Robert H. Rock              18,073,083           30,135
                                            ----------           ------
                John E. Avery               18,073,183           30,035
                                            ----------           ------




   The shareholders ratified the appointment of Arthur Andersen LLP as auditors of the Company by the following vote: 18,042,124 shares having voted "for", 51,134 shares having voted "against", 9,960 shares having abstained from voting, and zero shares having not voted.

   The proposal for adoption of the ratification of the Second Amendment to the Company's 1992 Stock Option Plan was approved by the following vote:
   16,328,953 shares having voted "for", 1,723,330 shares having voted "against", 50,935 shares having voted "abstaining", and zero shares represented either in person or via proxy having not voted.

ITEM 6  EXHIBITS AND REPORTS ON FORM 8-K

   (a)  EXHIBITS

   EXHIBIT NUMBER                       DESCRIPTION
   --------------                       -----------

        27              Financial Data Schedule. Filed herewith.

   (b)  REPORTS ON FORM 8-K: None.

                                  SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                            R.P. SCHERER CORPORATION

Date: November 13, 1995                 By:      /s/ Nicole S. Williams
      -------------------------             ---------------------------------
                                            Nicole S. Williams
                                            Executive Vice President, Finance
                                            and Chief Financial Officer,
                                            Treasurer, and Secretary