Form 10-Q
period 1995-12-31
SCHERER R P CORP /DE/
filed 1996-02-14
CIK 855106

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                           -------------------------

                                  FORM 10-Q


/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1995

                                      OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


                        COMMISSION FILE NUMBER 33-30999

                           -------------------------

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

                           -------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  YES  /X/    NO  / /

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Number of shares outstanding of the registrant's common stock as of February 8, 1996: 23,424,261 shares of common stock, par value $.01.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                    PART I

ITEM 1         FINANCIAL STATEMENTS

                R.P. SCHERER CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENT OF OPERATIONS


                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                        ---------------------------------------------------------
                                        FOR THE THREE MONTHS ENDED      FOR THE NINE MONTHS ENDED
                                               DECEMBER 31,                    DECEMBER 31,
                                        --------------------------      -------------------------
                                              1995       1994               1995       1994
                                           --------   --------            --------   --------
Net sales                                  $137,582   $132,215            $419,471   $386,465
Cost of sales                                90,201     83,743             273,203    244,612
Selling and administrative expenses          16,672     17,432              53,127     51,775
Research and development expenses, net        5,590      5,236              17,385     14,218
                                           --------   --------            --------   --------

Operating income                             25,119     25,804              75,756     75,860

Interest expense                              2,953      3,410               9,938     10,630
Interest earned and other                      (675)      (555)             (1,474)    (1,257)
                                           --------   --------            --------   --------

Income from continuing operations before
 income taxes and minority interests         22,841     22,949              67,292     66,487

Income taxes                                  6,286      7,840              20,222     23,270
Minority interests                            3,301      3,502              11,797     11,041
                                           --------   --------            --------   --------
Net income                                  $13,254    $11,607             $35,273    $32,176
                                           --------   --------            --------   --------
                                           --------   --------            --------   --------

Net income per common and
 common equivalent share                      $0.54      $0.47               $1.43      $1.31
                                           --------   --------            --------   --------
                                           --------   --------            --------   --------

Average number of common
 and common equivalent shares                24,600     24,573              24,612     24,476


           The accompanying notes are an integral part of this statement.

                 R.P. SCHERER CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF FINANCIAL POSITION

                                                               (IN THOUSANDS)
                                                          DECEMBER 31,   MARCH 31,
                                                              1995         1995
                                                          ------------   ---------

                                                            --------     --------
                         ASSETS
                         ------

CURRENT ASSETS:
  Cash and cash equivalents                                 $ 26,601     $ 33,715
  Short-term investments                                       4,843        5,060
  Receivables, less reserves of:
       December 31, 1995 - $4.5 million;
       March 31, 1995 - $3.9 million                         112,041      118,772

  Inventories                                                 62,602       66,610
  Other current assets                                         7,465        6,404
                                                            --------     --------
                                                             213,552      230,561
                                                            --------     --------
PROPERTY:
  Property, plant and equipment, at cost                     401,108      372,237
  Accumulated depreciation                                  (106,890)     (92,734)
                                                            --------     --------
                                                             294,218      279,503
                                                            --------     --------
OTHER ASSETS:
  Goodwill, net of amortization                              179,610      183,662
  Deferred financing fees, net of amortization                 1,448        1,797
  Other assets                                                23,560       15,850
                                                            --------     --------
                                                             204,618      201,309
                                                            --------     --------
                                                            $712,388     $711,373
                                                            --------     --------
                                                            --------     --------

         LIABILITIES AND SHAREHOLDERS' EQUITY
         ------------------------------------

CURRENT LIABILITIES:
  Notes payable and current portion of long-term debt       $  7,471     $  4,635
  Accounts payable                                            40,719       70,549
  Accrued liabilities                                         34,432       38,976
  Accrued income taxes                                         3,903        5,287
                                                            --------     --------
                                                              86,525      119,447
                                                            --------     --------
LONG-TERM LIABILITIES AND OTHER:
  Long-term debt                                             194,177      182,868
  Other long-term liabilities                                 55,877       56,900
  Deferred income taxes                                       35,684       35,806
  Minority interests in subsidiaries                          35,933       42,706
                                                            --------     --------
                                                             321,671      318,280
                                                            --------     --------

COMMITMENTS AND CONTINGENCIES (Note 4)

SHAREHOLDERS' EQUITY:
 Preferred stock, 500,000 shares authorized, none issued           -           -
 Common stock, $.01 par value, 50,000,000 shares
  authorized, shares issued:  December 31, 1995 -
  23,361,714; March 31, 1995 - 23,316,674                        234         233
  Additional paid-in capital                                 236,275     235,383
  Retained earnings                                           70,275      35,002
  Currency translation adjustment                             (2,592)      3,028
                                                            --------     --------
                                                             304,192      273,646
                                                            --------     --------

                                                            $712,388     $711,373
                                                            --------     --------
                                                            --------     --------


        The accompanying notes are an integral part of this statement.

                     R.P. SCHERER CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                                 (IN THOUSANDS)
                                                                           FOR THE NINE MONTHS ENDED
                                                                                  DECEMBER 31,
                                                                           --------------------------
                                                                             1995              1994
                                                                           -------           -------
OPERATING ACTIVITIES:
Net income                                                                $ 35,273           $ 32,176
Adjustments to reconcile net income to net cash provided
 by operating activities:
   Depreciation                                                             17,990             16,094
   Amortization of intangible assets                                         4,490              4,376
   Amortization of deferred financing costs and debt discount                  319                443
   Minority interests in net income                                         11,797             11,041
   Deferred tax provision and other                                            785                898
   Decrease in receivables                                                   3,363              5,655
   (Increase) decrease in inventories and other current assets               1,547             (5,889)
   Decrease in accounts payable and accrued expenses                       (35,684)           (12,443)
                                                                           -------            -------
Net cash provided by operating activities                                   39,880             52,351
                                                                           -------            -------

INVESTING ACTIVITIES:
 Purchases of plant and equipment                                          (44,036)           (33,842)
 Other                                                                      (4,660)            (3,984)
                                                                           -------            -------

Net cash used by investing activities                                      (48,696)           (37,826)
                                                                           -------            -------

FINANCING ACTIVITIES:
 Proceeds from long-term borrowings                                         30,595             53,058
 Long-term debt retirements and payments                                   (16,131)           (51,215)
 Short-term borrowings, net                                                  1,744                885
 Cash dividends paid to minority shareholders of subsidiaries              (13,504)           (11,539)
                                                                           -------            -------

Net cash provided (used) by financing activities                             2,704             (8,811)
                                                                           -------            -------


Effect of currency translation on cash and cash equivalents                 (1,002)               852
                                                                           -------            -------

Net increase (decrease) in cash and cash equivalents                        (7,114)             6,566

Cash and cash equivalents, beginning of period                              33,715             16,576
                                                                           -------            -------

Cash and cash equivalents, end of period                                   $26,601            $23,142
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

Certain items in the prior year's consolidated financial statements and notes thereto have been reclassified to conform with the current year presentation.

2.      INCOME TAXES

The effective income tax rate in 1995 is lower than the U.S. Federal income tax rate due primarily to the anticipated utilization of foreign and other tax credits generated in the current year as well as carried forward from prior years. In 1994, the effective tax rate approximates the U.S. Federal income tax rate primarily due to the recognition of foreign income tax credits generated in that year for U.S. tax purposes, offset by goodwill amortization not deductible for income tax purposes.

3.      INVENTORIES

The components of inventories are as follows:

        (IN THOUSANDS)                DECEMBER 31,    MARCH 31,
                                         1995           1995
                                      ------------    ---------
        Raw materials and supplies      $32,372        $32,312
        Work in process                   7,862         10,235
        Finished goods                   22,368         24,063
                                        -------        -------
                                        $62,602        $66,610
                                        -------        -------
                                        -------        -------

4.      CONTINGENCIES

On March 30, 1992, OCAP Acquisition Corp. ("OCAP") commenced an action in the Supreme Court of the State of New York, County of New York, against Paco, certain of its subsidiaries, the Company and Scherer International (collectively, the "defendants"), arising out of the defendants' March 25, 1992

                    R.P. SCHERER CORPORATION AND SUBSIDIARIES termination of an Asset Purchase Agreement dated February 21, 1992 (the "Purchase Agreement") between OCAP and the defendants providing for the purchase of substantially all the assets of Paco. On May 15, 1992, OCAP served an amended verified complaint (the "Amended Complaint"), asserting causes of action for breach of contract and breach of the implied covenant of good faith and fair dealing, arising out of the termination of the Purchase Agreement, as well as two additional causes of action that were subsequently dismissed by order of the court. The Amended Complaint seeks $75 million in actual damages, $100 million in punitive damages, as well as OCAP's attorney fees and other litigation expenses, costs and disbursements incurred in bringing this action. Pre-trial discovery with respect to the action has been completed, and a trial date of March 21, 1996 has been set. The Company has also filed a counterclaim seeking damages as a result of the termination of the Purchase Agreement. Based upon the investigation conducted by the Company and its counsel to date, the Company believes that this action lacks merit and is defending against it vigorously.
In the opinion of management, the ultimate outcome of this litigation will not have a material adverse effect on the Company's business or financial condition.

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

5.      SUBSEQUENT EVENT -- RESTRUCTURING OF OPERATIONS

On January 25, 1996, the Company announced a plan to restructure and consolidate certain of its softgel operations. The plan, designed to enhance long-term profitability by reducing and rationalizing certain manufacturing and overhead structures, will primarily affect non-pharmaceutical operations in Europe and North America. As part of the restructuring plan, the Company intends to close its softgel manufacturing facilities in Neuvic, France, and Windsor, Canada, during the next several months. Additionally, administrative, marketing and development staffs will be consolidated and reduced in other locations. The worldwide workforce will be reduced by approximately 250 people, or 7% of the Company's total work force.

As a result of the plan, the Company will recognize special charges currently estimated at $30 million before income tax effects in its fourth fiscal quarter ending March 31, 1996. Such charges will include severance and other employee termination benefits, as well as fixed asset write-downs in connection with the facility closures.

ITEM 2          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                OF OPERATIONS AND FINANCIAL CONDITION

GENERAL

The following discussion and analysis of financial results and condition covers the three and nine month periods ended December 31, 1995 and 1994. A majority of the Company's sales, income and cash flows is derived from its international operations. With the exception of operations in highly inflationary economies, which are measured in U.S. dollars, the financial position and the results of operations of the Company's foreign operations are measured using the local currencies of the countries in which they operate, and are translated into U.S. dollars. Although the effects of foreign currency fluctuations are mitigated by the fact that expenses of foreign subsidiaries are generally incurred in the same currencies in which sales are generated, the reported results of operations of the Company's foreign subsidiaries are affected by changes in foreign currency exchange rates, and as compared to prior periods will be higher or lower depending upon a weakening or strengthening of the U.S. dollar. In addition, a substantial portion of the Company's net assets are based in its foreign operations, and are translated into U.S. dollars at foreign currency exchange rates in effect as of the end of each period. Accordingly, the Company's consolidated shareholders' equity will fluctuate depending upon the strengthening or weakening of the U.S. dollar.

RESULTS OF OPERATIONS

QUARTERS ENDED DECEMBER 31, 1995 AND 1994

Consolidated sales reached a third quarter record of $137.6 million for the three months ended December 31, 1995, representing a 4% increase from sales of $132.2 million for the same quarter last year. The continuing sluggishness in certain key nutritionals markets, particularly the United Kingdom, Australia and Japan, constrained sales growth in the quarter, as consolidated nutritional softgel sales were flat between the current and prior fiscal years' third quarters. Pharmaceutical softgel sales increased by 4% over the prior year quarter, and sales of the Company's ZYDIS-Registered Trademark- fast dissolving drug delivery system rose 46% in the quarter.

Operating income was $25.1 million for the December 31, 1995 quarter, a decline of 3% from the $25.8 million earned in the same period of the prior year. The current year quarter's results reflect the adverse effects of the weak nutritional market conditions, which resulted in downward pricing pressures on nutritional softgels and sub-optimal capacity utilization. These factors, combined with an increase in research and development expenses, and with higher depreciation and overhead costs associated with recent manufacturing facility additions and pharmaceutical GMP upgrades, led to the reduced operating income. Excluding research and development expenses, operating income declined by 1% as compared with the prior year quarter, resulting in an operating margin of 22.3% for the December 31, 1995 quarter, compared with 23.5% for the same quarter a year earlier.

Net research and development costs were $5.6 million for the quarter ended December 31, 1995, representing a 7% increase from the $5.2 million incurred during last year's third quarter. Gross research and development expenses increased by 9%, but were partially offset by a 22% increase in customer reimbursements for the quarter. Approximately $1.6 million of the December 31, 1995 quarter's research and development spending related to the Company's Advanced Therapeutic Products ("ATP") initiative, representing a 15% increase from expenses of $1.4 million in the same quarter a year ago. ATP was formed by the Company in fiscal 1994 to engage in the development of pharmaceutical products incorporating off-patent or soon to become off-patent drug compounds reformulated utilizing the Company's proprietary advanced drug delivery systems. As discussed further below, the Company expects that spending for ATP activities will remain a significant component of research and development spending for the foreseeable future.

The Company earned net income of $13.3 million, or $0.54 per share, for the quarter ended December 31, 1995, a 14% increase as compared to net income of $11.6 million, or $0.47 per share, for the same quarter last year. The consolidated effective income tax rate for the quarter declined to 27.5% from 34.2% between the December 31, 1995 and 1994 quarters. Such decline primarily resulted from geographic shifts in the mix of income between the current and prior fiscal years and increases in the anticipated utilization of foreign and other tax credits in the current year period, and a $0.4 million benefit from a revision in the estimated annual consolidated tax rate from that used for the first half of the fiscal year. Foreign currency exchange rate fluctuations did not have a significant effect on the reported financial results when comparing the third fiscal quarters of the current and prior fiscal years.

NINE MONTHS ENDED DECEMBER 31, 1995 AND 1994

Consolidated sales for the nine month period ended December 31, 1995 were $419.5 million, a 9% increase from sales of $386.4 million in the same period of the prior fiscal year. Sales gains were reported in all of the Company's geographic segments, in spite of the weakness in certain key nutritional softgel markets discussed below. The effects of a weaker U.S. dollar relative to most foreign currencies increased reported sales during the current year period. On a constant exchange rate basis, the sales increase would have been 3% for the nine months ended December 31, 1995, as compared with the same period last year.

The Company earned operating income of $75.8 million for the nine months ended December 31, 1995, comparable with the $75.9 million earned in the same period of the prior year. On a constant exchange rate basis, operating income declined by 5% between these two periods. Operating margin declined to 18.1% of sales for the current year nine months, from 19.6% for the same period a year ago. Such decline is attributable in part to the continued weak nutritional market conditions and downward pricing pressures in certain key nutritionals markets, particularly the United Kingdom, Australia and Japan.
The resulting reduced demand for such products in these key markets also led to reduced capacity utilization and consequent lower margins. Consolidated health and nutritional products sales increased only 1% between the nine month periods ended December 31, 1995 and 1994, largely due to the 10% decline in sales of Vitamin E softgels. In addition, recent pharmaceutical GMP upgrades and other facilities expansions resulted in additional depreciation expense and other fixed manufacturing cost increases in the current year nine months. Mitigating this decline to some extent, however, is the continuing sales mix shift towards higher margin pharmaceutical softgels, sales of which grew 15% as compared with the prior year nine months. Additionally, sales of the Company's ZYDIS-Registered Trademark- fast dissolving drug delivery system rose 37% in the current year nine month period. The Company contained selling and administrative expenses to $53.1 million in the nine month period ended December 31, 1995, representing a decline to 12.7% of sales, as compared with $51.8 million, or 13.4% of sales, in the prior year nine months.

Research and development costs were $17.4 million for the nine months ended December 31, 1995, representing a 22% increase from the $14.2 million expensed during last year's nine months. Approximately 77% (or $2.4 million) of the increase related to the ATP initiative discussed above. The current year nine months' customer reimbursements for research and development activities rose to $3.6 million, an 81% increase over the prior year period. Excluding research and development expenses, operating margin was 22.2% in the nine months ended December 31, 1995, as compared with 23.3% in the prior year nine months.

Net income for the first nine months of fiscal 1996 reached $35.3 million, or $1.43 per share, compared to net income of $32.2 million, or $1.31 per share, for the same period last fiscal year. In addition to the operating income changes discussed above, the Company realized the benefit of a reduction in the effective income tax rate to 30.1% for the current year nine months, compared to 35.0% for the same period a year ago. The lower effective income tax rate resulted primarily from geographic shifts in the mix of income, and the anticipated improvements in the utilization of foreign and other tax credits in the current year. Minority interests in income of subsidiaries for the nine months ended December 31, 1995 increased by $0.7 million as a result of increased earnings of the Company's 51%-owned German operation.

RESULTS BY GEOGRAPHIC SEGMENT

The following sets forth operating results for each of the Company's geographic segments for the nine months ended December 31, 1995 and 1994:


(IN THOUSANDS)              SALES         OPERATING INCOME   OPERATING MARGIN
                      ------------------  -----------------  ----------------
                        1995      1994     1995     1994        1995    1994
                      --------  --------  --------  -------     ----    ----
United States         $ 99,703  $ 91,462  $ 24,540  $21,502     24.6%   23.5%
Europe                 237,965   215,209    48,060   46,609     20.2    21.7
Other International     81,803    79,794    15,618   16,689     19.1    20.9
Unallocated (1)           -         -      (12,462)  (8,940)      -        -
                      --------  --------  --------  -------     ----    ----
                      $419,471  $386,465  $ 75,756  $75,860     18.1%   19.6%
                      --------  --------  --------  -------     ----    ----
                      --------  --------  --------  -------     ----    ----

   (1) Includes general Corporate expenses and expenses associated with the ATP Group.

The Company's United States operations achieved a 9% sales gain for the nine months ended December 31, 1995. Sales of pharmaceutical softgels increased by 14% principally as a result of first quarter sales of Abbot Laboratories' HYTRIN-Registered Trademark- (terazosin HCI), used for the treatment of hypertension and benign prostate enlargement. Weak demand for Vitamin E and other anti-oxidant softgels continued in the current fiscal year. However, total nutritional softgel sales increased by 12% between the current and prior year periods, with 20% sales growth of other nutritional products. Cosmetic products sales increased by a modest 4%, as a result of previously disclosed customer order cancellations of certain high margin softgel products. As a result of such sales growth and shifts in product mix towards higher margin pharmaceutical softgel products, and despite increases in fixed costs resulting from recent facility upgrades, operating income grew by 14%, or $3.0 million, yielding a 24.6% operating margin as compared with 23.5% in the prior year period.

Sales in Europe increased by 11% for the nine months ended December 31, 1995, as compared to the same period last year. On a constant exchange rate basis, this sales increase amounted to 1%. Continuing sales gains throughout most of continental Europe were partially offset by sales declines due to weak demand for nutritional softgels in the United Kingdom. The Company's German operations realized continued growth of sales to Sandoz of SANDIMMUNE-Registered Trademark- and NEORAL-Registered Trademark- (cyclosporin
A) softgels, which are performing well in the expanding immuno-suppressant drug category. In addition, during the first quarter of the current fiscal year NEORAL-Registered Trademark- was approved for use in the United States for the prevention of organ rejection in kidney, liver, and heart transplants. The Company's Beinheim, France operation also continues to experience strong sales growth, particularly in the pharmaceutical and nutritional segments. As a result of the sales increases, operating income increased 3%, or $1.5 million, between the two years. Operating margin decreased to 20.2% for the current year nine months compared to 21.7% a year ago, however, largely due to the production volume declines due to the continuing weakness of the United Kingdom nutritionals market, as well as an approximate 9% increase on a constant foreign exchange rate basis in fixed manufacturing costs, resulting largely from depreciation and other fixed costs related to recent facility expansions and upgrades.

The Company's Other International segment contributed a $2.0 million, or 3%, increase in reported sales for the nine months ended December 31, 1995, primarily as a result of increases in Canada, Korea and South America. The continuing weak demand in the Australian nutritionals market and the presence of the first Australian-based competitor resulted in a decline in sales and margin levels at the Company's Australian operation, and the softness in the Japanese nutritionals market adversely impacted margin levels in Japan. A 6% decline in operating income for the segment was experiencedrealized, as income from the reported sales gains in other operations was offset by reduced operating margins in Australia and Japan and increased research and development expenses in Canada related to the Company's previously announced cytotoxic softgel development facility activities.

RESTRUCTURING OF OPERATIONS

On January 25, 1996, the Company announced a plan to restructure and consolidate certain of its softgel operations to improve efficiencies. The plan, designed to enhance long-term profitability by reducing and rationalizing certain manufacturing and overhead structures, will primarily affect non-pharmaceutical operations in Europe and North America. As part of the restructuring plan, the Company intends to close its softgel manufacturing facilities in Neuvic, France, and Windsor, Canada, during the next several months. Additionally, administrative, marketing and development staffs will be consolidated and reduced in other locations. The worldwide workforce will be reduced by approximately 250 people, or 7% of the Company's total work force.

As a result of the plan, the Company will recognize special charges currently estimated at $30 million before income tax effects in its fourth fiscal quarter ending March 31, 1996. Such charges will include severance and other employee termination benefits, as well as fixed asset write-downs in connection with the facility closures. The total restructuring initiative is expected to result in substantial continuing cost savings in future periods, presently estimated to be in excess of $10 million on an annualized basis, once the plan is fully implemented. Management does not anticipate that the cash costs of the plan, representing approximately one-half of the total charges incurred under the plan, will have a material adverse impact on the Company's liquidity.

CASH FLOWS

Cash and cash equivalents decreased by $7.1 million for the nine months ended December 31, 1995, as compared with an increase of $6.5 million in the same period in 1994. Operating activities provided cash of $39.9 million and $52.4 million for the current and prior year periods, respectively. For the period ended December 31, 1995, increased cash generated from operating earnings was significantly offset by a $30.8 million increase in net working capital. Such net working capital increase resulted was generated primarily fromby significant reductions in current liabilities related to the timing of foreign tax payments, dividend and interest payments to minority shareholders, and capital asset purchases, offset by declines in receivables and inventories.
For the prior year period, cash generated from earnings was partially offset by a $12.7 million increase in net working capital. Such increase was related primarily to declines in current liabilities resulting from the timing of payments for significant capital expenditures and inventory purchases, as well as by increases in inventory related to higher sales levels and changes in sales mix. Reductions in receivables largely due to the timing of collections from certain major nutritional customers partially offset the other working capital increases in the prior year period.

Capital expenditures for the current year period amounted to $44.0 million, compared to the prior year period's capital expenditures of $33.8 million. Current period capital spending consisted primarily of expenditures in the United Kingdom related to the continuing production facility expansion for ZYDIS-Registered Trademark-, in Germany and France for the ongoing expansion and renovation of pharmaceutical softgel facilities, and general facility and equipment additions and improvements. In the prior year, capital expenditures were related primarily to the completion of a satellite softgel production facility in North America for nutritional products, expansion of the ZYDIS-Registered Trademark- production facility in the United Kingdom, and construction of a replacement manufacturing facility in Australia, as well as other general facility and equipment additions and improvements.

Financing activities for the nine months ended December 31, 1995, reflect a net $14.5 million of borrowings under the Company's bank credit facility used principally to fund capital expenditures in the United Kingdom and France, and research expenditures in the United Kingdom related to the activities of the ATP Group. Current period financing activities also reflect the payment of $13.5 million of dividends to minority shareholders, and the payment of $13.5 million of dividends to minority shareholders. In the prior year period, net financing activities principally include $11.5 million of dividends paid to minority shareholders of subsidiaries.

LIQUIDITY AND FINANCIAL CONDITION

During the next several years, a significant portion of the Company's cash flow will be used to fund capital expenditures, increased investments in research and development, and to service and reduce indebtedness. Capital expenditures are anticipated to approximate $55 to $60 million for the fiscal year ending March 31, 1996, down from the previously anticipated $75 to $85 million as a result of deferrals of spending into fiscal 1997 for a major plant expansion in Japan and for further expansions of the ZYDIS-Registered Trademark- production facilities. Such expenditures will be used to continue the expansion of softgel and ZYDIS-Registered Trademark- production capacity to meet anticipated customer demand, as well as to ensure continuing compliance with pharmaceutical Good Manufacturing Practices (GMP) standards for the Company's facilities. As of December 31, 1995, the Company had approximately $7.5 million of commitments for future capital expenditures.

The Company will also continue to invest a significant portion of its cash flow in research and development activities for its advanced drug delivery systems, as well as to develop new drug delivery technologies and to fund the Company's ATP initiative. The Company believes that changes currently affecting worldwide pharmaceutical markets will enhance the commercial value of products which can demonstrate therapeutic and cost benefits over existing therapies, and through ATP intends to capitalize upon these trends by creating new products which reformulate existing compounds utilizing the Company's proprietary drug delivery technologies. The Company expects that expenses associated with ATP will represent a significant portion of the Company's research and development spending over the next several years. Revenues from ATP are expected to begin no earlier than fiscal 1997, assuming the development and commercialization of such products is successful.

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

At December 31, 1995, the Company's outstanding long-term indebtedness consisted of approximately $99.4 million of 6 3/4% senior notes (net of a $0.6 million discount), $78.2 million of borrowings under the Company's bank credit facility, $6.4 million of industrial development revenue bonds, and approximately $13.7 million of other indebtedness.

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

The Company's bank credit facility allows for revolving credit borrowings up to an aggregate of $175.0 million in various currencies, and expires April 1, 1999. Interest is payable quarterly at LIBOR plus .575%, with a further reduction in the interest rate spread to LIBOR plus .475% anticipated later during the term of the facility based on certain financial performance criteria, or at the bank's prime rate. Unused borrowing availability is subject to annual commitment fees of 1/4%. Borrowings under this agreement are unsecured, and rank PARI PASSU with all other unsecured and senior indebtedness of the Company and certain of its subsidiaries. The bank credit facility requires the Company to satisfy various annual and quarterly financial tests, including maintenance on a consolidated basis of specified levels of tangible net worth and cash flow coverage, leverage, and fixed charge ratios. The agreement also restricts the Company's ability to incur additional indebtedness or liens, make investments and loans, dispose of assets, or consummate a business combination, and limits the ability of the Company to pay dividends. As of December 31, 1995, the Company does not currently have plans to declare or pay any cash dividends.

Pursuant to other revolving credit arrangements, the Company and certain of its subsidiaries may borrow up to approximately $25.0 million. As of December 31, 1995, the Company had outstanding approximately $3.9 million under these revolving credit arrangements.

The Company believes that its future cash flows from operations, together with cash and short-term investments aggregating $31.4 million at December 31, 1995 and amounts available under bank credit facilities will be adequate to meet anticipated capital investment, operating, and debt service requirements.

INFLATION AND ACCOUNTING POLICIES

In the view of management, the effects of inflation and changing prices on the Company's net results of operations and financial condition were not significant.

In December 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, which must be adopted for the Company's 1997 fiscal year. This statement calls for the use of a fair value-based method of accounting for stock options granted to employees to measure compensation expense. The Statement also provides that accounting for such activities may instead follow existing accounting standards. However, if this approach is chosen, the Company must disclose the effects of the fair value-based method in notes to the financial statements. The Company has not yet determined in what manner the requirements of this Statement will be adopted, nor quantified the impact on the Company's future financial results or position.

                                    PART II

ITEM 4          SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                HOLDERS

                None.


ITEM 6          EXHIBITS AND REPORTS ON FORM 8-K

  (a)     EXHIBITS:

 EXHIBIT NUMBER                             DESCRIPTION
 --------------                             -----------
     10 R.P. Scherer Corporation Deferred Fee Plan for Directors, dated December 6, 1995. Filed herewith.

     27             Financial Data Schedule.  Filed herewith.

  (b)     REPORTS ON FORM 8-K

        Two Current Reports on Form 8-K were filed with the Securities and Exchange Commission during the period covered by this report. The first, filed with the Commission on December 18, 1995,concerned the Company's announcement that John P. Cashman has informed the Company of his intention to step down from the position of Chairman and Co-Chief Executive Officer effective March 31, 1996, the end of the Company's current fiscal year. The second, filed with the Commission on January 26, 1996, concerned the announcement of the Company's quarterly and year-to-date earnings for the period ended December 31, 1995, as well as the Company's plans to restructure and consolidate certain of its softgel operations to improve efficiencies and profitability (as discussed further in Note 5 to the consolidated financial statements included in Part I, Item 1 herein).

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            R.P. SCHERER CORPORATION


Date:    February 12, 1996            By:   /s/ Nicole S. Williams
       ------------------------             ---------------------------------
                                            Nicole S. Williams
                                            Executive Vice President, Finance
                                            and Chief Financial Officer,
                                            Treasurer, and Secretary