Form 10-K405
period 1996-03-31
SCHERER R P CORP /DE/
filed 1996-06-27
CIK 855106

                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                               ------------------------

                                      FORM 10-K

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                       FOR THE FISCAL YEAR ENDED MARCH 31, 1996

                                          OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                           COMMISSION FILE NUMBER 33-30999

                               ------------------------

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

                               ------------------------

             Securities registered pursuant to Section 12(b) of the Act:

     Title of each class               Name of each exchange on which registered
     -------------------               -----------------------------------------

COMMON STOCK, $.01 PAR VALUE                   NEW YORK STOCK EXCHANGE
6 3/4% SENIOR NOTES DUE 2004                   NEW YORK STOCK EXCHANGE

Securities registered pursuant to Section 12(g) of the Act:  None

                               ------------------------

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

The aggregate market value of all shares of common stock held by non-affiliates of the registrant as of June 25, 1996 was approximately $1,012,635,000 (based on closing price of $43.38 per share as of June 25, 1996).

Number of shares outstanding of each class of the registrant's common stock as of June 25, 1996: 23,464,503 shares of common stock, par value $.01.

                               ------------------------

                         DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant's proxy statement relating to the 1996 annual meeting of shareholders to be held on September 11, 1996, are incorporated by reference in Part III of this Annual Report on Form 10-K.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                        PART I

ITEM 1         BUSINESS

GENERAL

R.P. Scherer Corporation (the "Company"), an international developer and manufacturer of oral drug delivery systems, is the world's largest producer of softgels for the pharmaceutical and nutritional supplements industries. The Company two most significant drug delivery systems are RP SCHERERSOL-TM- and ZYDIS-Registered Trademark- technologies. The Company also is currently developing and holds the rights to acquire several other drug delivery technologies. The Company's proprietary drug delivery systems improve the therapeutic effectiveness of drugs by controlling the rate, time and place of release of the drug in the body.


The Company produces over 4,000 products in softgel form, which accounted for approximately 90% of the Company's fiscal 1996 sales. Softgels are used for a wide range of pharmaceutical, nutritional, cosmetic and recreational products.

The Company has a broad domestic and international customer base consisting of manufacturers and wholesalers of pharmaceutical, health and nutritional, cosmetic and recreational products, with more than one-half of its total sales made to the pharmaceutical industry. To meet the needs of its multinational customers and to serve new markets, the Company operates softgel manufacturing facilities in twelve countries throughout the world and manufactures hardshell capsules in three of these countries. Approximately three-quarters of the Company's fiscal 1996 sales and operating income were derived from operations outside the United States.

The Company works closely with its customers in the development of new softgel products. Using its expertise in softgel formulation technology, the Company has developed its RP SCHERERSOL-TM- systems to broaden the range of pharmaceutical products which may be encapsulated in softgel form. RP SCHERERSOL-TM- systems, most of which are patented, often enable pharmaceutical companies to combine the advantages of drugs in liquid solution with the convenience and dosage accuracy of softgels. Additionally, RP SCHERERSOL-TM-technologies, by providing a unique, patented dosage delivery system, can help protect a pharmaceutical compound against competition from generic drugs throughout the life of the RP SCHERERSOL-TM- patents.

In 1991, the Company formed a separate division, Scherer DDS, to focus on the development of advanced drug delivery systems, including the ZYDIS-Registered Trademark- and other technologies. ZYDIS-Registered Trademark- is an oral dosage form which dissolves instantaneously on the tongue and does not require water to aid swallowing. Technologies under development include the PASSCAL dry powder inhaler system, the DIFFCORE patented controlled-release tablet dosage form, the OPTIDYNE ophthalmic drug delivery system and PULSINCAP-Registered Trademark-, an oral drug delivery device which is designed to release a drug at either a predetermined time following ingestion or a predetermined site in the gastrointestinal tract. The Company is engaged in the search for other advanced drug delivery systems which would complement the Company's existing technologies.

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

SOFTGEL PRODUCTS AND MARKETS

There are three primary solid oral dosage delivery systems: tablets, hardshell gelatin capsules, and softgel capsules. Softgel products accounted for approximately 90% of the Company's fiscal 1996 sales, and empty two-piece hardshell capsules represented 7% of sales.

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

PHARMACEUTICAL. The pharmaceutical markets in each country are relatively similar due to the high degree of manufacturing regulation worldwide, together with the globalization of the pharmaceutical industry. The Company performs especially well in a highly regulated environment where the customers' main focus is on quality and service as opposed to price. In fiscal 1996, approximately half of the Company's softgel sales were derived from the sale of pharmaceutical products.

The Company assists pharmaceutical companies in the formulation of liquids and solids in suspension to be used in softgels. The Company's development of its RP SCHERERSOL-TM- systems broadens the range of pharmaceutical products which may be encapsulated in softgel form. RP SCHERERSOL-TM- softgel systems are liquid formulation technologies which are designed to improve bioavailability of pharmaceutical compounds that are inconsistently, incompletely or too slowly absorbed from traditional oral dosage forms. RP SCHERERSOL-TM- systems, most of which are patented, often enable pharmaceutical companies to extend patent protection and combine the advantages of active molecules in a solution with the convenience and dosage accuracy of softgels.

To date, the most significant product which has been reformulated using the RP SCHERERSOL-TM- systems is SANDIMMUN-Registered Trademark-, a product developed and marketed by Novartis Ltd. SANDIMMUN-Registered Trademark- (cyclosporin A) is an immuno-suppressant which is administered daily to organ transplant patients throughout their lives in order to prevent post-operative organ rejection. By reformulating the drug into softgel form, the Company was able to mask SANDIMMUN'S-Registered Trademark- unpleasant taste and regulate the dosage size.

In addition, NEORAL-Registered Trademark-, a new formulation of cyclosporin A, has been developed and patented by the Company and Novartis Ltd. NEORAL
- -Registered Trademark- provides a significant improvement in bioavailability of cyclosporin A and is intended to be used as an immunosupressant as well as for additional indications. NEORAL-Registered Trademark- has received approval in Europe for the treatment of psoriasis, and applications are pending in the U.S. for both psoriasis and rheumatoid arthritis. Novartis Ltd.'s annual worldwide sales of SANDIMMUN-REGISTERED TRADEMARK- and NEORAL-Registered Trademark- are currently estimated to approximate $1 billion. The Company believes that a majority of SANDIMMUN-Registered Trademark- and NEORAL-Registered Trademark-sales are in softgel form. SANDIMMUN-Registered Trademark- and NEORAL
- -Registered Trademark- combined represented approximately 4% of the Company's fiscal 1996 softgel sales.

The Company continues to develop new products for the OTC market. The market's favorable response to softgel formulations of A.H. Robins' DIMETAPP-Registered Trademark- and ROBITUSSIN-Registered Trademark- and Burroughs Wellcome's SUDAFED-Registered Trademark- has resulted in similar product line extension strategies for Schering-Plough's DRIXORAL-Registered Trademark- and Miles Laboratories' ALKA-SELTZER PLUS-Registered Trademark- and Pfizer's UNISOM SLEEPGELS-Registered Trademark-, among others.

HEALTH AND NUTRITIONAL. Health and nutritional products consist primarily of vitamins, minerals, herbal supplements, and plant and fish oils. Some of the Company's products involve relatively simple encapsulation of oils, such as vitamin E and cod liver oil, while others are specifically formulated to the requirements of customers. Some health and nutritional products can only be formulated in softgel form, and other products are formulated in softgel form for convenience and quality product line image. Health and nutritional products represented approximately 33% of the Company's fiscal 1996 softgel sales.

OTHER-COSMETICS AND RECREATIONAL. Other products represented approximately 8% of the Company's softgel sales in fiscal 1996, with approximately 4% of softgel sales attributable to cosmetics and 4% of softgel sales to recreational products.

The Company's products for the cosmetics market consist principally of: (i) specially shaped softgels containing various topical oils and creams; and (ii) bath pearls or bath capsules containing various oils and fragrances. The Company's cosmetics customers have introduced facial products using special twist-off softgel capsules to provide unit dosing and prevent oxidation of the products before use. The Company continues to develop and market new products for the growing cosmetic market. An example is its fragrance softgel TRUSCENT
- -Registered Trademark-, which represents an economical, biodegradable twist-off sampler providing a unit dose of perfume.

The Company manufactures paintball softgels for use in recreational "paintball games." Various colors of water-soluble paint are encapsulated in softgels and sold by the Company to qualified distributors. Originally established in the United States, this sport is now also growing in popularity internationally.

SCHERER DDS

In 1991, the Company formed a separate division, Scherer DDS, to focus on the development and commercialization of advanced drug delivery systems. This represents a broadening of the Company's existing business within its infrastructure, and reflects the Company's commitment to this rapidly growing market segment. The Company believes that demand for advanced drug delivery systems will continue to grow because the pharmaceutical industry is recognizing limitations to improving drug efficacy and tolerance with conventional dosage forms. In addition, novel and patentable formulation technologies can often extend the product life cycle of major drugs for many years, thus maximizing income streams from the customers' significant research and development investments.

Technologies under development within Scherer DDS include ZYDIS-Registered Trademark- as well as several other novel advanced drug delivery technologies. ZYDIS-Registered Trademark- is an oral dosage form which dissolves instantaneously on the tongue and does not require water to aid swallowing. Other technologies under development include the PASSCAL dry powder inhaler system, the DIFFCORE patented controlled-release tablet dosage form, the OPTIDYNE ophthalmic drug delivery system and PULSINCAP-Registered Trademark-, an oral drug delivery device which is designed to release a drug at either a predetermined time following ingestion. The Company is engaged in the search for other advanced drug delivery systems which would complement the Company's existing technologies.

ZYDIS-REGISTERED TRADEMARK-. ZYDIS-Registered Trademark- is a freeze-dried, porous wafer containing a drug substance which dissolves instantaneously on the tongue and does not require water to aid swallowing. This feature of ZYDIS
- -Registered Trademark- is expected to improve patient compliance, particularly among children and the elderly who frequently experience difficulties in swallowing conventional dosage forms. The ZYDIS-Registered Trademark- system has been patented in major markets extending through the year 2002, with such patent protection extending to the active ingredients being delivered using ZYDIS-Registered Trademark-. Products incorporating ZYDIS-Registered Trademark-technology have received approvals for use in eighteen countries.

The Company currently produces five ZYDIS-Registered Trademark- products:
Pfizer's FELDENE MELT-Registered Trademark- and FELDENE FAST-Registered Trademark- (piroxicam), Merck's PEPCIDIN RAPITAB-Registered Trademark- (famotidine), Janssen's IMODIUM LINGUAL-Registered Trademark- (loperamide), and two tranquilizer products containing lorazepam and oxazepam for Wyeth-Ayerst International. At present, such products are only sold in Europe and Latin America. There are currently twelve major products encompassing ZYDIS
- -Registered Trademark- technology in different stages of development and regulatory approval, including Glaxo's ZOFRAN-Registered Trademark- (ondansetron), and an additional six products are in feasibility studies for customers. Because patents covering active compounds in these products have expired or will expire within the next few years, the manufacturers of such products in many cases have been seeking alternative patent-protected dosage forms. In general, agreements with customers call for customers to pay option fees to the Company for product class and/or other forms of exclusivity as well as to pay certain of the costs for development, clinical testing, obtaining regulatory approvals and commercialization of the products. The Company will receive royalties, as well as manufacturing revenues, assuming such products are successfully commercialized. The Company recognized revenues of approximately $16.2 million in fiscal 1996 related to ZYDIS-Registered Trademark- products.

OTHER TECHNOLOGIES. In-vitro development work and, in certain cases clinical development work, has proceeded for all four of the emerging drug delivery technologies. Recent in-vitro development work has confirmed the ability of PASSCAL, a unique powder-processing technology, to improve overall inhalation performance and reproducibility using a variety of dry powder inhalers. DIFFCORE, a controlled-release tablet technology, is expected to have significant potential in providing low-cost, ANDA generic formulations equivalent to the leading sustained-release brands in the U.S. market. Development of a novel device for ophthalmic drug delivery, OPTIDYNE, has progressed strongly. The discussions with potential licensing partners having expertise in ophthalmic marketing and sterile manufacturing, as well as having specific product applications for OPTIDYNE, are well-advanced. Finally, PULSINCAP, Scherer's time-controlled oral drug delivery system, has the potential of reducing dosing frequency and making possible the delivery of drugs where symptoms are most acute, often in the early morning hours when patients are asleep. Interest in new applications of the technology has been expressed by a number of potential licensing partners.

All these technologies are the subject of numerous patents and patent applications around the globe. Discussions are proceeding with potential licensing partners with proven marketing skills and expertise in the respective areas. Current development plans, however, indicate that the earliest commercialization date for these technologies would be no earlier than the year 2000.

ADVANCED THERAPEUTIC PRODUCTS GROUP

The Company believes that changes currently affecting worldwide pharmaceutical markets will enhance the commercial value of pharmaceutical products which can demonstrate therapeutic and cost benefits over existing therapies. To capitalize on these market trends, the Company formed ATP within its Scherer DDS subsidiary to manage the development and registration of new pharmaceutical products which are based on the reformulation of off-patent compounds and which utilize the Company's proprietary drug delivery technologies.

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

The Company expects that research and development expenses associated with the ATP initiative will aggregate $30-40 million over the next three to four years. Revenues related to ATP products are expected to begin no earlier than fiscal 1997, assuming the development and commercialization of such products is successful.

ATP products involve the reformulation of existing compounds whose patent protection has expired or is near expiration. Five generic products are currently under development or planned for development by ATP using RP SCHERERSOL-Registered Trademark- and ZYDIS-Registered Trademark- drug delivery systems. The Company anticipates that the development, clinical testing and regulatory approval process for ATP products will involve a shorter time period than that normally associated with a new chemical entity, as the drugs used in the ATP formulation will already have established records for safety, toxicity and tolerability.

INTERNATIONAL OPERATIONS

To serve new markets and to meet the needs of its multinational customers, the Company operates softgel manufacturing facilities in twelve countries throughout the world and manufactures hardshell capsules in three of these countries. In addition, the Company has the flexibility to transfer some of its production from one plant to another within its worldwide network. (For information concerning the Company's geographic segments, see Note 14 to the consolidated financial statements.)

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

BACKLOG

The backlog of unfilled orders was approximately $137.5 million at March 31, 1996, as compared to approximately $161.1 million at March 31, 1995. The Company believes that such backlog of orders at March 31, 1996 is firm and will be filled within the next 12 months. The Company's ongoing program to expand and rationalize its manufacturing capacity and improve customer service, as well as generally weak nutritional products markets in Europe and Asia Pacific (see
Item 7, "Management's Discussion and Analysis of Results of Operations and Financial Condition") have resulted in lower lead times and, consequently, lower backlog levels.

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

RESEARCH AND DEVELOPMENT

Costs incurred in connection with the development of new products and manufacturing methods, including both Company and customer-sponsored expenditures, amounted to $28.1 million, $24.4 million, and $16.0 million in fiscal 1996, 1995, and 1994, respectively.

EMPLOYEES

At March 31, 1996, the Company employed approximately 3,300 full-time employees. The Company considers its relations with its employees to be good.

FORWARD LOOKING INFORMATION

The Company's Annual Report to Shareholders and Annual Report on Form 10-K contain various forward looking statements including statements regarding its market position, results of product development activities of the Company and its customers, financial position and results of operations. These forward looking statements are based on current expectations. Certain important factors could cause the Company's actual results to differ materially from expected and historical results, including, but not limited to, the following: recovery of key nutritional products markets; generic competition to key customer pharmaceutical products; timing of completion of the Company's restructuring program (see Note 4 to the consolidated financial statements); successful formulation, scale-up, development, and commercialization of customer and company products; global economic factors; regulatory matters related to product testing and approvals for the Company and its customers; competitive products and pricing; and product and drug delivery system development and other technological issues.

EXECUTIVE OFFICERS AND DIRECTORS OF THE COMPANY

The name, age and employment history, including all positions held concurrently or successively in the past five years, of each of the Company's executive officers and directors are as follows:

                                  PRESENT PRINCIPAL OCCUPATION OF EMPLOYMENT
NAME                    AGE          AND FIVE-YEAR EMPLOYMENT HISTORY (1)
- ----                    ---       ------------------------------------------

Aleksandar Erdeljan     46        Chairman and Chief Executive of the Company
                                  since March 1996. President of the Company since August 1991 and Director of the Company since June 1990. President and Director of
                                  R.P. Scherer International Corporation from
                                  1989 to February 1995. President of
                                  Pharmaphil Group, Inc. from January 1987 to
                                  June 1989. Director of Corporate Development of the Company from June 1985 to January
                                  1987.

                                  PRESENT PRINCIPAL OCCUPATION OF EMPLOYMENT
NAME                    AGE          AND FIVE-YEAR EMPLOYMENT HISTORY (1)
- ----                    ---       ------------------------------------------

Nicole S. Williams      51        Executive Vice President, Finance, Chief
                                  Financial Officer and Secretary of the
                                  Company since January 1992, and for R.P.
                                  Scherer International Corporation from
                                  January 1992 through February 1995.
                                  Treasurer of the Company from June 1993
                                  through May 1996, and of R.P. Scherer
                                  International Corporation from June 1993 through February 1995. Executive Vice
                                  President - Worldwide Operations, SPSS, Inc.
                                  from December 1990 to January 1992.

Thomas J. Stuart        35        Senior Vice President, Corporate Planning and
                                  Development since April 1996. Vice President and Controller of the Company from June 1994 to April 1996, and of R.P. Scherer
                                  International Corporation from June 1994 to
                                  February 1995. Controller of the Company from August 1991 to June 1994, and of R.P.
                                  Scherer International Corporation from May
                                  1990 through February 1995. Manager, Detroit office of Arthur Andersen & Co. from June
                                  1987 to May 1990.

Dennis R. McGregor      43        Treasurer of the Company since May, 1996.
                                  Director of Tax Operations of the Company since August 1993, and of R.P. Scherer
                                  International Corporation from August 1993 through February 1995. Assistant Treasurer of the Company from August 1993 through May
                                  1996, and of R.P. Scherer International
                                  Corporation from August 1993 through February
                                  1995.  Manager of Tax Audit and Planning,
                                  Allied-Lyons North America from December 1991 to August 1993. International Tax Manager for Great Lakes Chemical from September 1990 to November 1991.

Joseph E. Mitchell      42        General Counsel and Assistant Secretary of
                                  the Company since April 1996.  Associate
                                  General Counsel for Hiram Walker & Sons, Inc.
                                  from September 1994 to February, 1996, and
                                  Senior Commercial and Corporate Counsel from
                                  April 1991 to September 1994.

John P. Cashman         55        Director of the Company since June 1990.
                                  Chairman of the Company from August 1991 to March 1996. Chairman and Director of R.P.
                                  Scherer International Corporation from 1989 to February 1995.

Lori G. Koffman         37        Director of the Company since September 1989,
                                  and of R.P. Scherer International from
                                  September 1989 through February 1995.
                                  Assistant Secretary of the Company from
                                  December 1989 to May 1996.  Managing
                                  Director, CIBC Wood Gundy Capital since April
                                  1995.  Senior Vice President, Lehman from
                                  1990 to December 1994.

Frederick Frank         64        Director of the Company since June 1990, and
                                  of R.P. Scherer International Corporation from August 1988 through February 1995. Vice
                                  Chairman of Lehman Brothers. Also a director of Applied Bioscience International, Inc. and
                                  Physicians Computer Network.

James A. Stern          45        Director of the Company since June 1990, and
                                  of R.P. Scherer International Corporation from June 1990 through February 1995.
                                  Chairman of The Cypress Group LLC, a private merchant bank, since April 1994. Managing
                                  Director of Lehman and head of its Merchant
                                  Banking Group from 1989 to 1994. Also a director of Noel Group, Inc., K & F
                                  Industries Inc., Lear Corporation, Infinity
                                  Broadcasting Corporation, and Cinemark USA,
                                  Inc.

                                  PRESENT PRINCIPAL OCCUPATION OF EMPLOYMENT
NAME                    AGE          AND FIVE-YEAR EMPLOYMENT HISTORY (1)
- ----                    ---       ------------------------------------------

Louis Lasagna, M.D      73        Director of the Company since September 1991,
                                  and of R.P. Scherer International Corporation from June 1992 through February 1995. Dean for Scientific Affairs, Tufts University
                                  School of Medicine, since 1995.  Dean,
                                  Sackler School of Graduate Biomedical
                                  Sciences, Tufts University; Professor of
                                  Psychiatry and Professor of Pharmacology,
                                  Tufts University, in each case since 1984.
                                  Independent consultant since 1965. Director of Tufts University Center for the Study of Drug Development since 1975. Chairman of the
                                  Board of Astra USA. Member of the Board of
                                  Trustees of International Life Sciences
                                  Institute/Nutrition Foundation since 1980 and
                                  Chairman since 1991.  Director of the
                                  Foundation for Nutritional Advancement since
                                  1980.

Robert H. Rock          46        Director of the Company since September 1991,
                                  and of R.P. Scherer International Corporation from June 1992 through February 1995.
                                  Chairman of Metroweek Corporation since
                                  December 1988. President of MLR Holdings LLC since October 1987. Chairman and Chief
                                  Executive Officer of the Hay Group from
                                  October 1986 to October 1987.  Also a
                                  director of Hunt Manufacturing Company,
                                  Alberto-Culver Company, Quaker Chemical
                                  Corporation, and the Wistar Institute.

John E. Avery           67        Director of the Company since January 1995.
                                  Chairman of the Americas Society and Council of the Americas since 1993, and Director since 1991. Assistant to the Chairman of Johnson & Johnson from 1992 to 1993. Company
                                  Group Chairman, Johnson & Johnson, from 1979 to 1992. Also a director of the Argentine-
                                  American Chamber of Commerce.  Member of the
                                  Dean's Council at the Yale University School of Medicine, the Advisory Board of the Yale
                                  School of Organization and Management, the Board of Governors of the Foreign Policy
                                  Association, and the Council on Foreign
                                  Relations.

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

ITEM 2         PROPERTIES

The Company develops and manufactures its products at eighteen principal worldwide locations with an aggregate floor space of approximately 1.5 million square feet. Fourteen of these facilities are owned in fee by the Company, and four facilities, with an aggregate floor space of 480,000 square feet, are leased. The U.S. softgel manufacturing facilities total three, of which two, of 100,000 square feet, are leased. The fifteen foreign manufacturing facilities include thirteen owned facilities with an aggregate floor space of 890,000 square feet, and two leased facilities with 400,000 square feet aggregate floor space. Approximately 80% of the foreign facilities primarily manufacture softgels and other dosage delivery systems, while 20% of the foreign facilities produce hardshell capsules. The foreign facilities are located in Argentina, Australia, Brazil, Canada, France, Germany (three facilities), Italy (two facilities), Japan, South Korea, and the United Kingdom (three facilities). Portions of these facilities are also used for related research and development, administration, and warehousing activities.

The Company's primary leased facility, a German manufacturing facility of approximately 360,000 square feet in size, has a lease term (including renewal options) extending through December 2008. The Company also leases a production facility in Italy of approximately 100,000 square feet, with a lease term extending through May 2000. Additionally the Company leases its executive offices in Troy, Michigan, and sales offices, research facilities and warehouses at a variety of locations in the U.S. and abroad. All leases generally provide for payment of taxes, utilities, insurance and maintenance by the Company, and have terms extending for periods from one to fifteen years, including renewal options.

In the opinion of the Company, its principal properties, whether owned or leased, are well-maintained and in satisfactory condition, are adequately insured, and are suitable and have capacities adequate for the purposes for which they are used.

ITEM 3         LEGAL PROCEEDINGS

On March 30, 1992, OCAP Acquisition Corp. ("OCAP") commenced an action in the Supreme Court of the State of New York, County of New York, against Paco Pharmaceutical Services, Inc. ("Paco"), certain of its subsidiaries, the Company and Scherer International (collectively, the "defendants"), arising out of the termination of an Asset Purchase Agreement dated February 21, 1992 (the "Purchase Agreement") between OCAP and the defendants providing for the purchase of substantially all the assets of Paco. On May 15, 1992, OCAP served an amended verified complaint (the "Amended Complaint"), asserting causes of action for breach of contract and breach of the implied covenant of good faith and fair dealing, arising out of defendants' March 25, 1992 termination of the Purchase Agreement, as well as two additional causes of action that were subsequently dismissed by order of the court. The Amended Complaint sought $75 million in actual damages and $100 million in punitive damages, as well as OCAP's attorney fees and other litigation expenses, costs and disbursements incurred in bringing this action. The Company and Scherer International asserted a counterclaim against OCAP for breach of contract and breach of the covenant of good faith and fair dealing arising out of the termination of the Purchase Agreement. In April 1996, the court rendered a verdict in the Company's favor on all claims in the Amended Complaint, and also dismissed the Company's counterclaim against OCAP. The time in which the verdict may be appealed has not yet expired. In the opinion of management, the ultimate outcome of any potential appeals related to this decision will not have a material adverse effect on the Company's business or financial condition.

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

ITEM 4         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's security holders during the last quarter of its fiscal year ended March 31, 1996.

                                       PART II


ITEM 5         MARKET FOR REGISTRANT'S COMMON EQUITY AND
               RELATED STOCKHOLDER MATTERS

The principal market for the Company's common shares is the New York Stock Exchange. The following table indicates the high and low sales prices of the Company's common stock as reported on the composite tape of the New York Stock Exchange.

                                                    MARKET PRICE
                                              ------------------------
                                                 High        Low
                                                 ----        ---

               Year ended March 31, 1996:
                      First Quarter              $50.25      $41.13
                      Second Quarter             $47.00      $37.25
                      Third Quarter              $49.13      $40.13
                      Fourth Quarter             $49.13      $37.75

               Year ended March 31, 1995:
                      First Quarter              $37.75      $31.75
                      Second Quarter             $41.75      $32.25
                      Third Quarter              $45.50      $39.75
                      Fourth Quarter             $50.25      $42.38

The Company had 122 common shareholders of record at June 25, 1996.

The Company did not declare any dividends in the two year period ended March 31, 1996. Restrictions contained in certain of the Company's long-term debt agreements limit the payment of dividends. The Company does not have any plans to declare or pay cash dividends.

ITEM 6         SELECTED FINANCIAL DATA


                                                                                        YEAR ENDED MARCH 31,
                                                               ----------------------------------------------------------------
                                                                1996          1995          1994          1993          1992
                                                               ----------------------------------------------------------------
                                                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
OPERATING DATA (1):
Net sales.........................................            $571,710      $536,682      $449,297      $398,011      $337,786
Cost of sales.....................................             375,088       339,923       287,389       242,108       201,991
Selling and administrative expense................              72,485        71,661        61,427        56,413        50,305
Research and development expense..................              23,387        21,276        13,090        11,393         8,453
Restructuring and other charges (2)...............              33,804        -              4,478        -             13,060
Operating income (2)..............................              66,946       103,822        82,913        88,097        63,977
Interest expense..................................              12,595        13,758        22,480        25,436        35,348
Net income (loss) from continuing
  operations......................................              30,703        44,859        30,914        28,960        (1,224)
Net income (loss) from continuing
  operations attributable to common
  shares (3)......................................              30,703        44,859        30,914        28,960        (7,596)
Net income (loss) attributable to common
  shares (3, 4)...................................              30,703        44,859        15,094        20,895       (31,118)

Depreciation and amortization (5).................              29,944        27,449        25,314        22,678        19,940
Capital additions.................................              56,195        54,076        39,503        33,192        20,947

PER COMMON SHARE:
Net income (loss) from continuing
  operations (2, 3)...............................               $1.25         $1.83         $1.27         $1.20        $(0.50)
Net income (loss) (3, 4)..........................                1.25          1.83          0.62          0.86         (2.05)

BALANCE SHEET DATA  (1)
(AT END OF PERIOD):
Working capital (6)...............................            $110,794      $113,656      $ 89,681      $ 82,874      $ 79,248
Total assets......................................             707,381       711,373       613,414       532,184       525,977
Long-term debt, including current portion ........             169,000       185,410       189,277       142,508       178,639
Minority interests................................              37,268        42,706        35,354        32,369        28,357
Shareholders' equity..............................             300,360       273,646       214,710       203,001       191,634


NOTES TO SELECTED FINANCIAL DATA
1. Excludes the discontinued operations of Paco Pharmaceutical Services, Inc. ("Paco").
2. For the year ended March 31, 1996, includes restructuring and other charges totaling $33.8 million before tax effects ($0.94 per share after tax effects). Those charges include approximately $17.1 million of cash expenses, primarily for severance and other termination benefits, and approximately $16.7 million for fixed asset write-downs and other non-cash costs primarily in connection with certain facility closures. For the year ended March 31, 1994, includes charges totaling $4.5 million for the accrual of a settlement of Paco Development Partners (PDP II) litigation, which had been outstanding since 1990, and the write-down of buildings and property related to the relocation of operations in Australia. For the year ended March 31, 1992, includes a one-time $12.3 million non-cash charge for stock and other compensation expense relating to the Company's common stock sale in October 1991.
3. After allowing for preferred stock dividends and accretion between the fair value at the date of issuance and the stated value of preferred stock. During calendar year 1992, the Securities and Exchange Commission staff implemented a policy which would have required the difference between the redemption price and carrying value of R.P. Scherer Corporation's Exchangeable Preferred Stock, amounting to $29.8 million, to be reflected as an increase to net loss attributable to common shares. If such policy had been applied in connection with R.P. Scherer Corporation's November 1991 redemption of its Exchangeable Preferred Stock, net loss attributable to common shares for the year ended March 31, 1992 would have increased to $(60.9) million, or $(4.01) per common share, from the reported $(31.1) million, or $(2.05) per common share.
4. Includes extraordinary loss of $15.8 million from debt extinguishments for the year ended March 31, 1994; extraordinary loss of $8.4 million from early retirement of debt, a $0.7 million loss from the sale of Paco, and a $1.0 million gain from cumulative effect of accounting change for the year ended March 31, 1993; a loss of $16.7 million from disposal of Paco, an extraordinary loss of $2.1 million on the early retirement of debt, and a $4.9 million charge for an accounting change for postretirement benefits for the year ended March 31,1992.
5. Includes amortization of deferred financing costs and debt discount of $0.4 million, $0.5 million, $1.3 million, $1.8 million, and $2.0 million for the years ended March 31, 1996, 1995, 1994, 1993, and 1992, respectively.
6. Includes notes payable but does not include current portion of long-term debt.

ITEM 7         MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
               OF OPERATIONS AND FINANCIAL CONDITION


GENERAL

The following discussion and analysis of financial results and condition covers the fiscal years ended March 31, 1996, 1995, and 1994.

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

A summary of the Company's sales, operating income and identifiable assets by geographic segment is included in Note 14 to the consolidated financial statements. The relationships between operating results and assets of the segments are not comparable due to a variety of factors. These factors include: differing product sales mix, operating and capital costs associated with local regulatory requirements, the age of the Company's manufacturing facilities, whether capital assets are owned or leased, working capital needs, fluctuations in exchange rates, and other reasons specific to each country in which the Company operates.

RESULTS OF OPERATIONS

FISCAL YEARS ENDED MARCH 31, 1996 AND 1995

Consolidated sales for the fiscal year ended March 31, 1996 were a record $571.7 million, amounting to an increase of 7% from sales of $536.7 million generated in fiscal year 1995. A majority of such sales gain is attributable to growth in revenues from the Company's pharmaceutical softgel products, which increased by 13% over the prior fiscal year and represented nearly one-half of total sales in fiscal 1996. Commercialization of the Company's ZYDIS fast-dissolving drug delivery device also progressed, with sales increasing by nearly 40% to $16.2 million in fiscal 1996. Sales growth in the latest full fiscal year was dampened by sluggish sales of non-pharmaceutical softgels (primarily health and nutritional products), which declined 2% overall in fiscal 1996 as a result of the weakness of certain markets, especially in Europe.

A portion of the reported sales increase relates to the comparative weakness of the U.S. dollar relative to key foreign currencies, during most of the 1996 fiscal year. On a constant exchange rate basis, the sales increase for the year ended March 31, 1996 was 3% as compared to the prior fiscal year .

United States operations generated sales of $141.1 million in fiscal 1996, an increase of nearly 10% from sales in the prior fiscal year. Sales of pharmaceutical products rose 12%, paced by strong sales of Abbott Laboratories HYTRIN (terazosin HCI) prescription drug, used for the treatment of hypertension and benign prostate enlargement, following its launch in softgel form in the latter part of fiscal year 1995. Sales of over-the-counter ("OTC") softgel products also increased significantly during the year as a result of continued strong demand for branded cough/cold and other OTC softgels, including the launch of several new branded products during fiscal year 1996. Sales of the Company's nutritional softgel products were also strong in fiscal 1996, increasing by 17% over fiscal 1995, in spite of a continued decline in sales of relatively low margin Vitamin E softgels (as discussed further below).

Sales of the Company's European segment increased to $319.5 million in fiscal 1996, representing an improvement of 6% from sales of $302.2 million last fiscal year. A majority of such sales growth resulted from strong pharmaceutical product sales, as well as the effects of the weaker average U.S. dollar. The most significant product sales advance related to SANDIMMUNE and NEORAL cyclosporin A softgels, which are produced by the Company for Novartis Ltd. Sales of SANDIMMUNE and NEORAL grew nearly 40% in fiscal 1996, primarily as a result of the U.S. Food and Drug Administration granting marketing approval for NEORAL in July 1995. Sales growth in Europe was restrained in fiscal 1996 by generally weak nutritionals markets, especially those serviced by the Company's United Kingdom softgel operation, where sales declined 12% from the prior year. Such decline is the result of a variety of factors, including lower demand for nutritional products at the consumer level and to a lesser extent reduced pricing in response to competitive pressures.

The Company's Other International segment, which represents business units in Asia Pacific, South America and Canada, reported sales of $111.1 million for the year ended March 31, 1996, amounting to a 5% increase from sales of $105.6 million in the prior fiscal year. A majority of the sales increase was achieved by the Company's softgel operation in Argentina and the Pharmaphil hardshell capsule division, located in Canada. Sales of other operations in this geographic segment were only marginally higher than in the prior year as growth was constrained by recessionary and competitive conditions, especially impacting nutritional softgel sales in Japan and Australia.

Gross margin was $196.6 million for the year ended March 31, 1996, essentially unchanged from the prior year figure of $196.8 million. As a percentage of sales, however, gross margin declined to 34.4% in fiscal 1996 from 36.7% in fiscal 1995. The decline in the gross margin rate is partially attributable to staffing and other overhead costs associated with new and upgraded manufacturing facilities and equipment, including a $2.6 million increase in depreciation expense. The decline also reflects reduced product prices and sub-optimal capacity utilization resulting from the competitive and market factors discussed above. The shift in sales mix toward generally higher margin pharmaceutical products in fiscal 1996 only partially offset the reduction in gross margin rate.

In January 1996, the Company announced a restructuring plan designed to enhance the Company's long-term profitability by reducing and rationalizing manufacturing and overhead structures which were primarily servicing non-pharmaceutical markets ("Restructuring"). The restructuring plan includes the closure of softgel manufacturing plants in Windsor, Canada and Neuvic, France, as well as the consolidation and elimination of certain administrative, marketing and development staff positions in several other locations. A total of about 250 people have been or will be affected by the plan, representing approximately 7% of the Company's total work force. As a result of the restructuring plan and other special charges (see Note 4 to the consolidated financial statements), the Company recorded provisions totaling $33.8 million before income tax effects, including approximately $17.1 million in cash expenses primarily for severance and other employee termination benefits and approximately $16.7 million for fixed asset writedowns and other non-cash expenses. The after tax cost of the restructuring plan and other special charges was approximately $23.1 million, or $0.94 per common share. The restructuring plan will result in cost savings estimated at between $7 million and $9 million pretax in its fiscal year ending March 31, 1997, depending upon the timing of completion of the restructuring plan. Cost savings after the 1997 fiscal year are expected to exceed $10 million annually.

Operating income was $66.9 million for fiscal 1996, as compared to $103.8 million in the prior fiscal year. Before the restructuring and other special charges, operating income for fiscal 1996 amounted to $100.8 million, representing a decline of $3 million or 3% from the prior year level. This decline was primarily the result of a $2.1 million increase in net research and development expenditures, including a $2.5 million, or 42%, increase in spending in connection with the Company's Advanced Therapeutic Products group ("ATP"). ATP is engaged in the development of pharmaceutical products incorporating off-patent drugs in the Company's proprietary drug delivery technologies. Selling and administrative expenses were $72.5 million in fiscal 1996, declining to 12.7% of sales compared to $71.7 million, or 13.4% of sales, in the prior fiscal year.

The Company generated net income of $30.7 million, or $1.25 per share, for the year ended March 31, 1996. Before the effects of the restructuring and other special charges, as well as an income tax reserve adjustment discussed below, the Company's net income for fiscal 1996 approximated $50.2 million, or $2.04 per share, an increase of 11% from net income of $44.9 million, or $1.83 per share, earned in fiscal 1995. Such improvement reflects a $1.9 million decline in net interest and other, a lower consolidated effective income tax rate in fiscal 1996 and a $2.1 million reduction in minority interests in earnings of
subsidiaries.   The decline in interest expense resulted from both lower debt levels, on average, during fiscal 1996 and an increase in interest costs capitalized on major fixed assets under construction. The reduction in minority interests in earnings of subsidiaries is primarily attributable to the restructuring and other special charges, a portion of which relates to minority owned subsidiaries, and, to a lesser extent, a decline in earnings of the Company's less-than-wholly-owned subsidiary in Japan.

Earnings in fiscal year 1996 benefited from an approximate $3.8 million favorable income tax adjustment, primarily related to the resolution of an outstanding tax audit issue in Australia concerning the deductibility of certain intercompany interest expense. Before the effects of this adjustment and the tax benefits of the restructuring and other special charges, the Company's consolidated effective income tax rate was approximately 30% of pretax income, versus 33% of pretax income in the prior fiscal year. The lower effective income tax rate in fiscal 1996 reflects changes in the geographic mix of pretax income, better utilization of foreign tax and other tax credits and the benefits derived from various tax planning strategies.

The weaker U.S. dollar had the effect of increasing earnings by an estimated $.04 per common share for fiscal 1996 as compared to the prior fiscal year.

FINANCIAL OUTLOOK

As part of its business plan, the Company has focused on strengthening its presence and capabilities in the pharmaceutical industry. This strategy has required, and will continue to require, significant investments in development and manufacturing resources, including new staff and state-of-the-art pharmaceutical development and production facilities. These investments will, to a large extent, precede the related revenues from anticipated pharmaceutical product sales, and, therefore, will impact the Company's operating results for fiscal year 1997 and after.

In addition to the infrastructure costs pertaining to the Company's pharmaceutical strategy, a number of factors are expected to adversely influence sales and earnings results for fiscal 1997. These factors include the recent strength of the U.S. dollar as compared to that experienced in fiscal 1996, and the expectation that certain pharmaceutical softgel products which provided significant sales in fiscal 1996 may decline in fiscal 1997 as a result of inventory pipeline adjustments, generic competition and other reasons. Other uncertainties expected to affect fiscal 1997 financial results include the timing of completion of the Company's restructuring plan and the extent and timing of improvement in the nutritionals product markets in Europe and Asia. While the cost savings of the restructuring program are expected to provide earnings improvements in fiscal 1997, the uncertainties described above may result in lower sales and income growth rates as compared to those experienced in recent years.

FISCAL YEARS ENDED MARCH 31, 1995 AND 1994

Sales for the fiscal year ended March 31, 1995 reached $536.7 million, exceeding by 19% sales of $449.3 million in fiscal 1994. A majority of the sales gain in fiscal 1995 was generated by the Company's European operations, resulting primarily from increased demand for pharmaceutical softgel products. The effects of the weakening of the U.S. dollar relative to most foreign currencies also had the effect of increasing reported sales in fiscal 1995 as compared to fiscal 1994. On a constant exchange rate basis, the sales improvement for fiscal 1995 was 15% as compared to the prior fiscal year.

The Company's United States operations achieved sales of $128.9 million in fiscal 1995, representing a 7% increase from sales of $120.7 million recorded in fiscal 1994. Sales of pharmaceutical softgel products were especially strong, as customer launches of various cough/cold and other OTC softgels contributed to a 28% sales gain in this product category. Pharmaceutical sales in the United States also benefited from the introduction of Abbott Laboratories' HYTRIN product which was launched in softgel form during the latter part of fiscal 1995. Sales of nutritional softgels, which represent a majority of the Company's sales in the United States, declined nearly 7% in fiscal 1995. All of this decline is attributable to a reduction in sales of Vitamin E, stemming from reduced demand as a result of media attention to studies questioning the purported health benefits of Vitamin E and other anti-oxidant products. The decrease in nutritional softgel sales had minimal effect on the Company's income as Vitamin E softgels carry relatively low margins due to their high material cost content and commodity nature.

Sales in Europe increased to $302.2 million for fiscal 1995, amounting to a 29% improvement from sales of $233.7 million in the prior fiscal year. The most significant sales increase was achieved in Germany, as the Company continued to benefit from the recovery of the pharmaceutical industry during the year enhanced by a rapidly expanding OTC market. The German pharmaceutical industry had been depressed during most of fiscal 1994 following government healthcare reforms instituted in January 1993. Sales in Germany also reflect significant additional sales of SANDIMMUNE and NEORAL cyclosporin A softgels, which continued to perform well in the growing market for immuno-suppressant drugs. Sales elsewhere in Europe also increased at double-digit rates, aided in part by customers and capacity acquired as a result of the purchase of Pharmagel in July 1993 (see Note 3 to the consolidated financial statements). The effects of the weaker U.S. dollar also provided a substantial part of the reported sales increase in Europe.

The Company's Other International segment generated sales of $105.6 million in fiscal 1995, representing an 11% improvement from sales of $94.9 million in fiscal 1994. Softgel operations in Japan, Canada, and South America contributed to the sales growth, as did the Pharmaphil hardshell capsule division. Most of the sales gain resulted from incremental sales volumes of pharmaceutical products, and, to a lesser extent, the strengthening of the Japanese Yen. Revenue growth in this geographic segment was diluted somewhat by the results of the Company's Australian operations, where competitive pressures and a downturn in the nutritionals market resulted in nearly flat sales levels.

Gross margin rose $34.9 million to $196.8 million in fiscal 1995, a 22% increase from fiscal 1994. As a percentage of sales, gross margin was 36.7% in fiscal 1995, compared to 36.0% in the prior fiscal year. Such improvement reflects the shift in sales mix toward pharmaceutical products by essentially all of the Company's operations. Pharmaceutical products often incorporate the Company's patented or proprietary technologies, and require more value-added formulation and manufacturing expertise than other types of products, thus generally commanding higher margin levels. Part of the improvement in gross margin rate also stems from efficiencies associated with the higher overall volume levels in fiscal 1995.

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

Expenditures for research and development further reduced reported operating income growth during fiscal 1995. Excluding research and development expense and the special charges recorded in fiscal 1994, operating income grew 24% in fiscal 1995 compared to fiscal 1994. Research and development costs were $21.3 million in fiscal 1995, representing a 63% increase from the $13.1 million incurred during the prior fiscal year. Approximately $6.0 million of the fiscal 1995 spending related to ATP.

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

The favorable effects of the weaker U.S. dollar added an estimated $0.07 to the Company's increase in reported earnings per share for fiscal 1995 as compared to fiscal 1994.

CASH FLOWS

Cash and cash equivalents decreased by $12.7 million for fiscal 1996, as compared with an increase of $17.1 million in fiscal 1995 and a decrease of $13.8 million in fiscal 1994. Operating activities provided net cash of $75.5 million, $89.2 million, and $47.7 million during fiscal years 1996, 1995, and 1994, respectively. In fiscal 1996, cash generated by after-tax operating earnings was reduced by an increase in net working capital of $5.1 million. The net effects of changes in value-added and other tax-related receivables accounted for the majority of the increase in receivables and working capital in fiscal 1996. Inventories and related accounts payable declined slightly, and accrued liabilities experienced a slight increase due to accrued costs related to the Restructuring. In fiscal 1995, cash generated from the Company's after-tax earnings was slightly mitigated by a $3.1 million net increase in working capital, due most significantly to increases in receivables and inventories associated with the fiscal 1995 sales growth. Such increase was at a lower rate than sales growth due in particular to the previously discussed shift in sales mix to pharmaceutical products customers, who generally have shorter payment terms than nutritional products customers, and which products generally have lower raw materials cost content than nutritional products. In fiscal 1994, growth in cash generated from earnings was offset by a $22.5 million increase in net working capital, which reflected increases in inventories and receivables associated with the fiscal 1994 13% sales growth, as well as by the shift in fiscal 1994 sales mix towards nutritional products customers who are generally provided longer payment terms. The working capital increase further reflects the approximate $6 million decrease in accrued interest payable resulting from the Company's refinancing activities during fiscal 1994.

Net cash used by investing activities was $59.1 million, $54.8 million, and $74.7 million for the 1996, 1995, and 1994 fiscal years, respectively. Fiscal 1996 activities principally reflect the use of $56.2 million cash for capital expenditures, comprised primarily of expenditures in France related to the continued expansion and upgrade of a softgel production facility, in Germany for major facilities upgrades and renovations, in the United Kingdom related to the further expansion of the ZYDIS-Registered Trademark- production facility, and for general facility and equipment additions and improvements. Fiscal 1995 activities primarily include cash used for capital expenditures of $54.1 million, most significantly including expenditures in North America related to the completion of a satellite softgel production facility for nutritional products, in the United Kingdom related to the expansion of the ZYDIS-Registered Trademark- production facility, in France for the expansion and upgrade of softgel production facilities, and in Australia for the construction of a replacement manufacturing facility, as well as general facility and equipment additions and improvements. Fiscal 1994 includes a $33.8 million use of cash for the acquisitions of the capital stock of Pharmagel and certain softgel assets of Gayoso Wellcome, as well as cash used for capital expenditures of $39.5 million. Such capital expenditures consisted primarily of expenditures in the United Kingdom related to the new ZYDIS-Registered Trademark- production facility and in Australia for the construction of a replacement manufacturing facility, as well as general facility and equipment additions and improvements.

Net cash used by financing activities was $27.3 million and $20.4 million in fiscal 1996 and 1995, respectively, as compared with cash provided of $13.5 million in fiscal 1994. Fiscal 1996 financing activities reflect primarily net repayments of $13.3 million on the Company's bank credit facility. Dividends paid to holders of minority interests in subsidiaries amounted to $13.5 million for fiscal 1996. Financing activities for fiscal 1995 reflect primarily a $4.6 million retirement of industrial revenue bonds, as well as $2.8 million of net repayments on the Company's bank credit facility. Other significant fiscal 1995 financing uses include dividends paid to holders of minority interests in subsidiaries of $11.5 million. Fiscal 1994 reflects the defeasance of the 14% senior subordinated debentures of Scherer International, which used cash of $141.5 million. Such defeasance was funded primarily through the issuance of 6 3/4% senior notes, which provided cash of $99.3 million, as well as through borrowings under the Company's bank credit facility. Other significant fiscal 1994 financing activities include a net

$63.8 million of proceeds from the Company's bank credit facility (primarily to fund the defeasance and the acquisition of Pharmagel) and $2.4 million of proceeds from industrial revenue bonds to finance a facility upgrade and expansion.

LIQUIDITY AND FINANCIAL CONDITION

During the next several years, a significant portion of the Company's cash flow will be used to fund capital expenditures, investments in research and development, to service and reduce indebtedness, and, in fiscal 1997, remaining Restructuring-related cash outlays. Capital expenditures are anticipated to approximate $80-90 million for fiscal 1997, and are expected to decline to a lower level per year thereafter. Such expenditures will be used to continue the upgrade and expansion of softgel production facilities in certain regions to meet anticipated customer demand, as well as to ensure compliance with increasing pharmaceutical Good Manufacturing Practices (GMP) standards for the Company's pharmaceutical facilities. In addition, such expenditures will include further expansions of production facilities for the ZYDIS-Registered Trademark- advanced drug delivery system. As of March 31, 1996, the Company had approximately $7.7 million of commitments for future capital expenditures.

The Company will also continue to invest a significant portion of its cash flow in research and development activities for its advanced drug delivery systems, as well as to develop new drug delivery technologies and to fund the Company's ATP initiative. The Company believes that changes currently affecting worldwide pharmaceutical markets will enhance the commercial value of products which can demonstrate therapeutic and cost benefits over existing therapies, and through ATP intends to capitalize upon these trends by creating new products which reformulate existing compounds utilizing the Company's proprietary drug delivery technologies. The Company expects that expenses associated with ATP will approximate $9-10 million in fiscal 1997. No significant revenues from ATP product sales and royalties are expected until after fiscal 1997, assuming the development and commercialization of such products is successful.

The Company periodically reviews drug delivery technologies and other businesses for potential investment, consistent with its strategic objectives. Such investments will not necessarily involve significant initial funding or funding commitments on the part of the Company. Management intends that any acquisition which would require significant funding would be financed largely through the issuance of common stock, depending upon market conditions, so as not to materially increase the Company's debt to equity ratio.

At March 31, 1996, the Company's outstanding long-term indebtedness consisted of approximately $99.4 million of 6 3/4% senior notes (net of a $0.6 million discount), $52.1 million of borrowings under the Company's bank credit facility, $6.4 million of industrial development revenue bonds, and approximately $11.1 million of other indebtedness.

In fiscal 1994, the Company completed the refinancing of a significant portion of its outstanding debt. Using the net proceeds from the offering of the senior notes and additional proceeds from borrowings under the Company's bank credit facility, the Company defeased its 14% senior subordinated debentures. The senior notes bear interest at 6 3/4% of face value, payable semi-annually, and mature in full in February 2004. The 6 3/4% senior notes are noncallable and unsecured, ranking PARI PASSU with all other unsecured and senior indebtedness of the Company. Annual interest expense on the senior notes is approximately $6.8 million (excluding amortization of the original issue discount and deferred financing fees), payable semi-annually. The indenture under which the senior notes were issued restricts the Company's ability to incur additional liens, enter into sale-leaseback transactions, engage in certain transactions with affiliates, and consummate certain business combinations.

In March 1994, the Company entered into a bank credit facility which allows for revolving credit borrowings up to an aggregate of $175.0 million in various currencies, and expires April 1, 1999. Interest is payable at LIBOR plus .575%, with a further reduction in the interest rate spread to LIBOR plus .475% possible during the term of the facility based on certain financial performance criteria, or at the bank's prime rate. Unused borrowing availability is subject to annual commitment fees of 1/4%. Borrowings under this agreement are unsecured, and rank PARI PASSU with all other unsecured and senior indebtedness. The bank credit facility requires the Company to satisfy various annual and quarterly financial tests, including maintenance on a consolidated basis of specified levels of tangible net worth and cash flow coverage, leverage, and fixed charge ratios. The agreement also restricts the Company's ability to incur additional indebtedness or liens, make investments and loans, dispose of assets, or consummate a business combination, and limits the ability of the Company to pay dividends. As of March 31, 1996, the Company does not have plans to declare or pay any cash dividends.

Pursuant to other revolving credit arrangements, the Company and certain of its subsidiaries may borrow up to approximately $27 million. As of March 31, 1996, the Company had outstanding approximately $1.5 million under these revolving credit arrangements.

The Company believes that its future cash flows from operations, together with cash and short-term investments aggregating $25.9 million at March 31, 1996 and amounts available under bank credit facilities will be adequate to meet anticipated capital investment, operating, restructuring, and debt service requirements.

See Notes 2 and 16 to the consolidated financial statements for information regarding the use of financial instruments and derivatives thereof, including foreign currency hedging instruments. As a matter of policy, the Company does not engage in "speculative" transactions involving derivative financial instruments.

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

ITEM 8         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                      R.P. SCHERER CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED STATEMENT OF INCOME


                                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                              FOR THE YEARS ENDED MARCH 31,
                                                         -------------------------------------------------
                                                            1996              1995              1994
                                                         -------------     -------------     -------------

Net sales                                                 $571,710          $536,682          $449,297
Cost of sales                                              375,088           339,923           287,389
Selling and administrative expenses                         72,485            71,661            61,427
Restructuring and other charges (Note 4)                    33,804              -                4,478
Research and development expenses, net                      23,387            21,276            13,090
                                                         -------------     -------------     -------------
Operating income                                            66,946           103,822            82,913

Interest expense                                            12,595            13,758            22,480
Interest earned and other                                   (2,281)           (1,523)           (1,911)
                                                         -------------     -------------     -------------

Income from continuing operations before income
  taxes, minority interests, and extraordinary loss         56,632            91,587            62,344

Income taxes                                                11,655            30,352            18,737
Minority interests                                          14,274            16,376            12,693
                                                         -------------     -------------     -------------

Net income before extraordinary loss                        30,703            44,859            30,914

Extraordinary loss from debt extinguishments                  -                 -              (15,820)
(Note 8)
                                                         -------------     -------------     -------------

Net income                                                 $30,703           $44,859           $15,094
                                                         -------------     -------------     -------------
                                                         -------------     -------------     -------------

Per Common Share Data:
   Income from continuing operations                         $1.25             $1.83             $1.27
   Extraordinary loss                                         -                 -                (0.65)
                                                         -------------     -------------     -------------

      Net income per common share                            $1.25             $1.83             $0.62
                                                         -------------     -------------     -------------
                                                         -------------     -------------     -------------


            The accompanying notes are an integral part of this statement.

                      R.P. SCHERER CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF FINANCIAL POSITION


                                                                          (IN THOUSANDS)
                                                                          AS OF MARCH 31,
                                                                  -------------------------------
                                                                     1996              1995
                                                                  -------------     -------------
                       ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                        $ 21,007          $ 33,715
  Short-term investments                                              4,880             5,060
  Receivables, less reserves of:  1996 - $4,800,000;
     1995 - $3,900,000                                              129,472           118,772
  Inventories                                                        59,718            66,610
  Other current assets                                                6,659             6,404
                                                                  -------------     -------------
                                                                    221,736           230,561
                                                                  -------------     -------------
PROPERTY:
  Property, plant and equipment, at cost                            411,396           372,237
  Accumulated depreciation and reserves                            (124,676)          (92,734)
                                                                  -------------     -------------
                                                                    286,720           279,503
                                                                  -------------     -------------
OTHER ASSETS:
  Goodwill and intangibles, net of amortization                     175,622           185,459
  Other assets                                                       23,303            15,850
                                                                  -------------     -------------
                                                                    198,925           201,309
                                                                  -------------     -------------

                                                                   $707,381          $711,373
                                                                  -------------     -------------
                                                                  -------------     -------------

    LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Notes payable and current portion of long-term debt              $  5,834          $  4,635
  Accounts payable                                                   57,985            70,549
  Accrued liabilities                                                41,839            38,976
  Accrued income taxes                                                9,632             5,287
                                                                  -------------     -------------
                                                                    115,290           119,447
                                                                  -------------     -------------
LONG-TERM LIABILITIES AND OTHER:
  Long-term debt                                                    164,652           182,868
  Other long-term liabilities                                        57,329            56,900
  Deferred income taxes                                              32,482            35,806
  Minority interests in subsidiaries                                 37,268            42,706
                                                                  -------------     -------------
                                                                    291,731           318,280
                                                                  -------------     -------------

COMMITMENTS AND CONTINGENCIES (Note 13)

SHAREHOLDERS' EQUITY:
  Preferred stock, 500,000 shares authorized, none issued              -                 -
  Common stock, $.01 par value, 50,000,000 shares authorized,
     shares issued: 1996 - 23,460,453; 1995 - 23,316,674                235               233
  Additional paid-in capital                                        239,705           235,383
  Retained earnings                                                  65,705            35,002
  Currency translation adjustment                                    (5,285)            3,028
                                                                  -------------     -------------
                                                                    300,360           273,646
                                                                  -------------     -------------

                                                                   $707,381          $711,373
                                                                  -------------     -------------
                                                                  -------------     -------------


            The accompanying notes are an integral part of this statement.

                      R.P. SCHERER CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                                            (IN THOUSANDS)
                                                                                    FOR THE YEARS ENDED MARCH 31,
                                                                           ------------------------------------------
                                                                             1996            1995            1994
                                                                           ----------      ----------      ----------
OPERATING ACTIVITIES:
  Net income                                                                $30,703         $44,859         $15,094
  Adjustments to reconcile net income to net cash provided
    by operating activities:
      Depreciation                                                           23,586          20,998          17,121
      Amortization of intangible assets and debt discount                     6,358           6,451           6,849
      Non-cash restructuring and other charges (Note 4)                      16,690            -               -
      Minority interests in net income                                       14,274          16,376          12,693
      Deferred tax provision and other                                      (10,942)          3,579           2,631
      Extraordinary loss from debt extinguishments (Note 8)                    -               -             15,820
      Increase in receivables                                               (13,865)        (10,626)        (12,458)
      (Increase) decrease in inventories and other current assets             4,763          (3,936)         (8,056)
      Increase (decrease) in accounts payable and accrued liabilities         3,948          11,465          (1,972)
                                                                           ----------      ----------      ----------

Net cash provided by operating activities                                    75,515          89,166          47,722
                                                                           ----------      ----------      ----------

INVESTING ACTIVITIES:
  Purchases of plant and equipment                                          (56,195)        (54,076)        (39,503)
  Acquisition of businesses, net of cash acquired (Note 3)                     -               -            (33,761)
  Other                                                                      (2,906)           (779)         (1,420)
                                                                           ----------      ----------      ----------

Net cash used by investing activities                                       (59,101)        (54,855)        (74,684)
                                                                           ----------      ----------      ----------

FINANCING ACTIVITIES:
  Proceeds from issuance of 6 3/4% Senior Notes (Note 8)                       -               -             99,268
  Defeasance of 14% Senior Subordinated Debentures (Note 8)                    -               -           (141,546)
  Proceeds from other long-term borrowings                                   29,585          70,255         109,788
  Other long-term debt retirements and payments                             (42,649)        (78,726)        (47,608)
  Short-term borrowings, net                                                   (721)           (439)            642
  Cash dividends paid to minority shareholders of subsidiaries              (13,504)        (11,528)         (7,022)
                                                                           ----------      ----------      ----------

Net cash provided (used) by financing activities                            (27,289)        (20,438)         13,522
                                                                           ----------      ----------      ----------

Effect of currency translation on cash and cash equivalents                  (1,833)          3,266            (373)
                                                                           ----------      ----------      ----------

Net increase (decrease) in cash and cash equivalents                        (12,708)         17,139         (13,813)

Cash and cash equivalents, beginning of period                               33,715          16,576          30,389
                                                                           ----------      ----------      ----------

Cash and cash equivalents, end of period                                    $21,007         $33,715         $16,576
                                                                           ----------      ----------      ----------
                                                                           ----------      ----------      ----------


            The accompanying notes are an integral part of this statement.

                      R.P. SCHERER CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY


                                                                                    (IN THOUSANDS)
                                                                            FOR THE YEARS ENDED MARCH 31,
                                                                   -------------------------------------------
                                                                     1996             1995            1994
                                                                   -----------     -----------     -----------
COMMON STOCK:
  Balance at beginning of period                                   $    233         $    233        $    233
  Issuance of common stock, including stock options exercised             2              -               -
                                                                   -----------     -----------     -----------

     Balance at end of period                                      $    235         $    233        $    233
                                                                   -----------     -----------     -----------
                                                                   -----------     -----------     -----------

ADDITIONAL PAID-IN CAPITAL:
  Balance at beginning of period                                   $235,383         $234,157        $233,511
  Stock options exercised, net of related tax effects                 4,322              557             140
  Compensation expense related to stock options granted              -                   669             506
                                                                   -----------     -----------     -----------

     Balance at end of period                                      $239,705         $235,383        $234,157
                                                                   -----------     -----------     -----------
                                                                   -----------     -----------     -----------

RETAINED EARNINGS (DEFICIT):
  Balance at beginning of period                                   $ 35,002         $ (9,857)       $(24,951)
  Net income                                                         30,703           44,859          15,094
                                                                   -----------     -----------     -----------

     Balance at end of period                                      $ 65,705         $ 35,002        $ (9,857)
                                                                   -----------     -----------     -----------
                                                                   -----------     -----------     -----------

CURRENCY TRANSLATION ADJUSTMENT:
  Balance at beginning of period                                   $  3,028         $ (9,823)       $ (5,792)
  Adjustment for the period                                          (8,313)          12,851          (4,031)
                                                                   -----------     -----------     -----------

     Balance at end of period                                      $ (5,285)        $  3,028        $ (9,823)
                                                                   -----------     -----------     -----------
                                                                   -----------     -----------     -----------

TOTAL SHAREHOLDERS' EQUITY                                         $300,360         $273,646        $214,710
                                                                   -----------     -----------     -----------
                                                                   -----------     -----------     -----------


            The accompanying notes are an integral part of this statement.

                      R.P. SCHERER CORPORATION AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.     NATURE OF OPERATIONS

R.P. Scherer Corporation (the "Company"), a Delaware corporation, is a leading international developer and manufacturer of drug delivery systems. The Company's proprietary advanced drug delivery systems improve the efficacy of drugs by regulating their dosage, rate of absorption and place of release. Customers for the Company's products include global and regional manufacturers of prescription and over-the-counter pharmaceutical products, nutritional supplements, cosmetics, and recreational products.

2.     SUMMARY OF ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of the Company and all of its domestic and foreign subsidiaries, some of which are less than wholly-owned. All intercompany accounts and transactions have been eliminated. Certain items in the prior years' consolidated financial statements and notes thereto have been reclassified to conform with the current year presentation.

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

REVENUE RECOGNITION - Revenues from sales of the Company's products to its customers are recognized primarily upon shipment.

TRANSLATION OF FOREIGN CURRENCIES - A majority of the Company's sales, income and cash flows is derived from its international operations. With the exception of operations in highly inflationary economies, which are measured in U.S. dollars, the financial position and the results of operations of the Company's foreign operations are measured using the local currencies of the countries in which they operate, and are translated into U.S. dollars. Although the effects of foreign currency fluctuations are mitigated by the fact that expenses of foreign subsidiaries are generally incurred in the same currencies in which sales are generated, the reported results of operations of the Company's foreign subsidiaries are affected by changes in foreign currency exchange rates, and as compared to prior periods will be higher or lower depending upon a weakening or strengthening of the U.S. dollar. In addition, a substantial portion of the Company's net assets are based in its foreign subsidiaries, and are translated into U.S. dollars at foreign currency exchange rates in effect as of the end of each period. Accordingly, the Company's consolidated shareholders' equity will fluctuate depending upon the strengthening or weakening of the U.S. dollar.

Foreign currency transaction and translation adjustments (reflecting primarily the translation of net assets at historical exchange rates for operations in highly inflationary economies) included in net income resulted in net decreases in income of $0.2 million, $2.8 million, and $7.1 million for the years ended March 31, 1996, 1995, and 1994, respectively. Aggregate sales of operations in highly inflationary economies represented less than 5% of consolidated sales for each period presented in the consolidated statement of income.

FOREIGN CURRENCY HEDGING - Borrowings under long-term foreign currency loans are used to partially hedge against declines in the value of net investments in certain foreign subsidiaries. The Company also periodically enters into foreign currency exchange contracts to hedge certain exposures related to selected transactions that are relatively certain as to both timing and amount (see Note 16 for further discussion).

RESEARCH AND DEVELOPMENT COSTS - Costs incurred in connection with the development of new products and manufacturing methods are charged to income as incurred. Customer reimbursements in the amount of $4.7 million, $3.1 million, and $2.9 million were received for the fiscal years ended March 31, 1996, 1995, and 1994, respectively. The amounts reflected in the consolidated statement of income are net of such reimbursements.

INCOME TAXES - Deferred U.S. and foreign income taxes are provided based on enacted tax laws and rates on earnings of subsidiary companies which are intended to be remitted to the parent company in the future. Unremitted earnings on which deferred taxes have not been provided would, if remitted, be taxed at substantially reduced effective rates due to the utilization of foreign or other tax credits.

EARNINGS PER COMMON SHARE - The computation of earnings per share is based on income divided by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding (consisting solely of stock options) of 24,535,222, 24,518,528, and 24,387,791 shares for the years ended March 31, 1996, 1995, and 1994, respectively.

CASH EQUIVALENTS - For purposes of reporting cash flows, all highly liquid investments which are readily convertible to known amounts of cash and have an original maturity of three months or less when purchased are considered cash equivalents.

INVENTORIES - Inventories are stated at the lower of cost or market with cost determined on a first-in, first-out basis for substantially all inventories. Market is the lower of replacement cost or estimated net realizable value. Finished goods and work-in-process inventories include material, labor and manufacturing overhead costs.

The components of inventories are as follows:

       (IN THOUSANDS)                       1996               1995
                                       --------------     --------------

       Raw materials and supplies          $30,892            $32,312
       Work in process                      10,593             10,235
       Finished goods                       18,233             24,063
                                       --------------     --------------
                                           $59,718            $66,610
                                       --------------     --------------
                                       --------------     --------------

PROPERTY, PLANT & EQUIPMENT - Property, plant and equipment are recorded at cost and are depreciated over their related estimated useful lives primarily using the straight-line method for financial reporting, and accelerated methods for tax reporting. Maintenance and repair costs are expensed as incurred. Interest cost capitalized as part of the construction cost of capital assets amounted to $3.1 million, $1.2 million and $0.9 million in fiscal years 1996, 1995 and 1994, respectively. A summary of property follows:

       (IN THOUSANDS)                        1996                1995
                                     ---------------     ---------------

       Land and improvements             $ 18,582            $ 18,622

       Building and equipment             106,685              82,842
       Machinery and equipment            259,437             223,837
       Construction in progress            26,692              46,936
                                     ---------------     ---------------
                                         $411,396            $372,237
                                     ---------------     ---------------
                                     ---------------     ---------------

GOODWILL AND INTANGIBLES - Goodwill represents the excess of cost over the fair value of identifiable net assets of businesses acquired, primarily related to the acquisition of the Company in June 1989 and the acquisition of Pharmagel in July 1993. Goodwill is amortized using the straight-line method, generally over forty years. Other intangible assets include deferred financing fees, patents, licenses and trademarks. Deferred financing fees are amortized over the life of the related obligations using the effective interest method. Other intangible assets, amounting to $3.2 million and $6.3 million net of amortization as of March 31, 1996 and 1995, respectively, are recorded at cost and amortized over their expected useful lives using the straight-line method. In accordance with generally accepted accounting principles, goodwill and other intangibles are periodically reviewed to assess recoverability from future operations using anticipated undiscounted future cash flows. Any permanent diminution in the value of goodwill or other intangibles would be recognized as a charge against earnings when identified (see Note 4). The accumulated amortization of goodwill and other intangibles is $40.7 million and $31.2 million as of March 31, 1996 and 1995, respectively.

PREFERRED STOCK - The Company is authorized to issue 500,000 shares of preferred stock in one or more series, and to fix as to any series the dividend rate, redemption prices, preferences in liquidation or dissolution, sinking fund terms, if any, conversion rights, voting rights and any other preference or special rights and qualifications. The issuance of preferred stock in certain circumstances may have the effect of delaying, deferring or preventing a change in control of the Company, may discourage bids for the Company's common stock at a premium over the market price of the common stock, and may adversely affect the market price of and other rights of the holders of common stock. The Company has no present plans to issue any shares of preferred stock.

SALE OF COMMON STOCK AND RELATED TRANSACTIONS - In December 1994, the Company completed a secondary offering of 7.0 million shares of its common stock. The shares were sold by certain merchant banking partnerships affiliated with Lehman Brothers, Inc. (collectively "Lehman"). The offering did not result in any additional shares outstanding of the Company's common stock, and the Company did not receive any proceeds from the offering. As a result of the offering, Lehman no longer has any beneficial ownership of the Company (see Note 12).

USE OF ESTIMATES - The financial statements are prepared in conformity with generally accepted accounting principles and, accordingly, include amounts that are based on management's best estimates and judgments.

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

The allocation of the purchase price to the assets and liabilities of Pharmagel was based upon various valuations and studies. Current assets were adjusted downward by $0.7 million, plant and equipment increased by $1.3 million, current liabilities increased by $3.8 million, and long-term liabilities increased by $2.3 million, with a net $27.2 million allocated to goodwill. The cost of the covenant not to compete is being amortized over the five year life of the agreement. Goodwill is being amortized on a straight-line basis over forty years.

The following unaudited pro forma amounts summarize the consolidated results of operations of the Company and Pharmagel as if the acquisition had occurred at the beginning of the period presented after giving effect to certain adjustments, including amortization of goodwill, increased interest expense on acquisition borrowings, and related income tax effects. The pro forma information is not necessarily indicative of what would have occurred had the acquisition been made as of those dates, and is not intended to be a projection of future results or trends. For the year ended March 31, 1994, net sales would have been $456.4 million; income from continuing operations would have amounted to $30.8 million; net income would have been $14.9 million; earnings per share from continuing operations would have been $1.26, and net income per share would have been $0.61.

4.     RESTRUCTURING AND OTHER CHARGES

RESTRUCTURING - In January 1996, the Company announced a restructuring plan designed to enhance the Company's long-term profitability by reducing and rationalizing manufacturing and overhead structures which were primarily servicing non-pharmaceutical markets (the "Restructuring"). The Restructuring includes the closure of softgel manufacturing plants in Windsor, Canada and Neuvic, France, as well as the consolidation and elimination of certain administrative, marketing and development staff positions in several other locations, and is expected to be completed by mid-fiscal 1997. The Company's total work force will be reduced by approximately 250 employees, or approximately 7% as a result of the Restructuring. The Company currently estimates the Restructuring will result in cost savings of between $7 million and $9 million pretax in its fiscal year ending March 31, 1997, depending upon the timing of completion of the Restructuring. Cost savings after the 1997 fiscal year are expected to exceed $10 million annually.

In the fourth quarter of fiscal 1996, the Company recorded special provisions totaling $33.8 million before income tax effects related to the Restructuring and other charges discussed below. On an after-tax basis, the cost of the Restructuring and other charges was approximately $23.1 million, or $0.94 per common share. Of this amount, approximately $17.1 million represents cash charges, and $16.7 million represents non-cash charges. A summary of the restructuring reserve established in fiscal 1996 is as follows:


(IN THOUSANDS)                              ORIGINAL          UTILIZED            BALANCE AT
                                            RESERVE           IN FISCAL           MARCH 31,
                                                                 1996                 1996
                                          -------------     ---------------     ---------------

       Severance and other employee
          termination costs                 $ 12,000             $3,601              $ 8,399
       Fixed asset recovery reserves          13,100               -                  13,100
       Other current assets                      490                191                  299
       Other long-term assets                  3,040              3,040                 -
       Contractual obligations                 5,174              1,893                3,281
                                          -------------     ---------------     ---------------
                                             $33,804             $8,725              $25,079
                                          -------------     ---------------     ---------------
                                          -------------     ---------------     ---------------


Of the restructuring reserve remaining at March 31, 1996, $11.0 million is included in accrued liabilities, $0.7 million is included in other long-term liabilities, $0.3 million is classified in current asset reserves, and $13.1 million as a reduction of property, plant and equipment.

OTHER CHARGES- In the fourth quarter of fiscal 1996, the Company recognized other pretax charges totaling $7.3 million for matters not related to the Company's Restructuring, including $1.5 million related to retirement or severance costs for employees not included in the Restructuring, $1.9 million related to a long-term asset write-off resulting from a pension plan termination, and a $2.8 million write-off of an intangible asset for which recoverability was determined to be impaired.

In fiscal year 1994, the Company recognized a pretax charge in the amount of $3.2 million as a result of the accrual of settlement costs for Paco Development Partners II ("PDP II") litigation. The Company also recognized in 1994 a $1.3 million charge as a result of a decision made by the Company to relocate its Australian production operations to new facilities, related to the anticipated costs of disposal of the former facility and land.

5.  INCOME TAXES

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


       (IN THOUSANDS)                                               FOR THE YEARS ENDED MARCH 31,
                                                       -----------------------------------------------------
                                                             1996               1995                1994
                                                       --------------     --------------     ---------------
       Income from continuing operations
         before income taxes, minority interests and
         extraordinary items:
               United States                             $ 12,536           $ 10,105            $  1,505
               Foreign                                     44,096             81,482              60,839
                                                       --------------     --------------     ---------------
                                                         $ 56,632           $ 91,587            $ 62,344
                                                       --------------     --------------     ---------------
                                                       --------------     --------------     ---------------

       Provision for currently payable
         income taxes:
               United States                             $  4,516           $  5,443            $  2,620
               Foreign                                     17,374             23,161              15,953
                                                       --------------     --------------     ---------------
                                                           21,890             28,604              18,573
                                                       --------------     --------------     ---------------
       Provision (credit) for deferred
         income taxes:
               United States                               (8,772)                (6)                (21)
               Foreign                                     (1,463)             1,754                 185
                                                       --------------     --------------     ---------------
                                                          (10,235)             1,748                 164
                                                       --------------     --------------     ---------------

         Total income taxes                              $ 11,655           $ 30,352            $ 18,737
                                                       --------------     --------------     ---------------
                                                       --------------     --------------     ---------------


The deferred tax provision for fiscal 1996 includes a net $5.6 million credit resulting from a decrease in deferred tax valuation allowances. The deferred tax provision for fiscal year 1995 includes a net $0.4 million charge resulting from an increase in deferred tax valuation allowances, as well as a $0.3 million charge resulting from changes in enacted statutory tax rates in certain countries. The deferred tax provision for fiscal year 1994 includes a credit of $1.7 million from net reductions in enacted statutory tax rates in certain countries, as well as a $0.8 million charge resulting from an increase in deferred tax valuation allowances during the period.

The components of deferred taxes as of March 31, 1996 and 1995 are as follows:


       (IN THOUSANDS)                                            1996                                 1995
                                                     -------------------------------      -------------------------------
                                                       Deferred        Deferred             Deferred        Deferred
                                                      Tax Assets          Tax              Tax Assets          Tax
                                                                      Liabilities                          Liabilities
                                                     --------------  ---------------      --------------  ---------------

       Property, plant and equipment                      $3,518          $40,609            $  1,473          $41,638
       Foreign and other tax credit carryforwards         10,417             -                 11,531             -
       Capital loss carryforwards                          6,379             -                  6,379             -
       Restructuring and other charges (Note 4)            6,866             -                   -                -
       Pensions and other postretirement
            benefits                                       6,736              849               4,876            1,309
       Stock options                                       3,843             -                  3,890             -
       Defeasance of debt (Note 8)                         1,929             -                  2,175             -
       Miscellaneous other                                 4,495            2,762               7,255              795
                                                     --------------  ---------------      --------------  ---------------
            Subtotal                                      44,183           44,220              37,579           43,742
       Valuation allowances                              (20,068)            -                (25,754)            -
                                                     --------------  ---------------      --------------  ---------------
            Total deferred taxes                         $24,115          $44,220             $11,825          $43,742
                                                     --------------  ---------------      --------------  ---------------
                                                     --------------  ---------------      --------------  ---------------


At March 31, 1996, net current future tax benefits of $2.4 million were included in other current assets, $10.0 million of net long-term future tax benefits were included in other assets, and $32.5 million of net long-term liabilities were reflected in the accompanying consolidated statement of financial position. At March 31, 1995, net current future tax benefits of $1.8 million were included in other current assets, while $0.1 million of net current deferred tax liabilities were included in accrued liabilities in the accompanying consolidated statement of financial position. In addition, $2.2 million of net long-term future tax benefits were included in other assets, and $35.8 million of net long-term deferred tax liabilities were reflected in that statement.

The capital loss carryforwards noted above expire in 2001. The foreign tax credit carryforwards noted above expire through 1998. At March 31, 1996, foreign earnings of approximately $91.0 million have been retained indefinitely by subsidiaries for reinvestment, and accordingly no provision was made for income taxes that would be payable upon the distribution of such earnings. It is not practicable to determine the amount of the related unrecognized deferred income tax liability, if any.

The difference between consolidated income taxes as computed at the United States statutory rate and as reported in the consolidated statement of income is summarized as follows:


       (IN THOUSANDS)                                               FOR THE YEARS ENDED MARCH 31,
                                                       ---------------------------------------------------------
                                                           1996                1995                 1994
                                                       --------------      ---------------      ----------------

       United States statutory tax                         $19,821             $32,056              $21,820

       Increases (reductions) in taxes due to:
         Difference in effective foreign tax rates          (1,883)             (3,620)              (2,467)
         Foreign tax credit carryforwards utilized          (1,452)             (1,330)              (1,803)
         Other tax credit utilization                       (1,148)             -                    -
         Goodwill amortization                               1,532               1,532                1,490
         Translation losses                                    (12)              1,739                 (595)
         Changes in valuation allowances
           and other items, net                             (5,203)                (25)                 292
                                                       --------------      ---------------      ----------------
             Consolidated income taxes                     $11,655             $30,352              $18,737
                                                       --------------      ---------------      ----------------
                                                       --------------      ---------------      ----------------


Income tax payments, net of refunds, were $24.6 million, $19.2 million, and $18.9 million for the years ended March 31, 1996, 1995 and 1994, respectively.

6.     SHORT-TERM BORROWINGS AND LINES OF CREDIT

The Company has short-term line of credit arrangements with foreign banking institutions whereunder, at March 31, 1996, the Company and its subsidiaries may borrow up to approximately $27 million subject to limitations imposed by the bank credit facility (Note 8). There are no compensating balance requirements related to these lines of credit. The total indebtedness outstanding under such arrangements was $1.5 million and $2.1 million at March 31, 1996 and 1995, respectively.

Short-term borrowings, based on the amounts outstanding at the end of each month, were as follows:


       (IN THOUSANDS)                                                   AS OF MARCH 31,
                                                        -----------------------------------------------
                                                            1996             1995             1994
                                                        -------------    -------------    -------------

       Maximum amount outstanding                           $4,751          $2,286           $2,607
       Average amount outstanding                            2,166           1,634            2,052
       Weighted average interest rate during the year         9.3%           13.8%             9.0%
       Weighted average interest rate at March 31            11.3%           10.8%             8.5%


7.     ACCRUED AND OTHER LONG-TERM LIABILITIES

Accrued and other long-term liabilities consist of the following as of March 31, 1996 and 1995:


       (IN THOUSANDS)                                   1996             1995
                                                    -------------    -------------
       Accrued Liabilities:
         Salaries, wages and bonuses                    $14,717          $13,915
         Interest                                         1,955            1,710
         Other                                           25,167           23,351
                                                    -------------    -------------
                                                        $41,839          $38,976
                                                    -------------    -------------
                                                    -------------    -------------

       Other Long-Term Liabilities:
         Pension and welfare benefits (Note 10)         $35,366          $36,553
         Postretirement benefits (Note 10)                6,304            6,207
         Other                                           15,659           14,140
                                                    -------------    -------------
                                                        $57,329          $56,900
                                                    -------------    -------------
                                                    -------------    -------------


8.     LONG-TERM DEBT

Long-term debt consists of the following as of March 31, 1996 and 1995:


       (IN THOUSANDS)                                                  1996              1995
                                                                   --------------    --------------

       6 3/4% Senior Notes due 2004 (net of discount of $577 and
         $651 in 1996 and 1995, respectively)                          $99,423           $99,349
       Borrowings under bank credit agreement                           52,051            65,575
       Capitalized lease obligations                                       152             1,824
       Industrial development revenue bonds                              6,350             6,350
       Other                                                            11,024            12,312
                                                                   --------------    --------------
                                                                       169,000           185,410
       Less - current portion                                           (4,348)           (2,542)
                                                                   --------------    --------------
                                                                      $164,652          $182,868
                                                                   --------------    --------------
                                                                   --------------    --------------


The 6 3/4% Senior Notes ("Senior Notes") due February 1, 2004 are noncallable and are unsecured obligations, ranking PARI PASSU with all other unsecured and senior indebtedness of the Company. Interest on the Senior Notes is payable February 1 and August 1, commencing August 1, 1994. The indenture under which the Senior Notes were issued contains certain covenants which, among other things, limit the ability of the Company and its subsidiaries to incur liens, to enter into sale and lease-back transactions, to engage in certain transactions with affiliates, and to merge or consolidate with, or transfer all or substantially all, of its assets to another person.

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

In March 1994, the Company entered into a bank credit facility as a replacement for the Company's previous bank credit agreement. The credit facility allows for revolving credit borrowings up to an aggregate of $175.0 million, in various currencies, and expires April 1, 1999. Interest is payable at LIBOR plus .575% currently, with a possible further reduction in the interest rate spread to LIBOR plus .475% later during the term of the facility based on certain financial performance criteria, or at the bank's prime rate. Unused borrowing availability is subject to annual commitment fees of 1/4%. Borrowings under this agreement are unsecured, and rank PARI PASSU with all other unsecured and senior indebtedness of the Company. In connection with the new credit facility, the Company recognized a $0.3 million extraordinary loss in the fourth quarter of fiscal 1994, reflecting the write-off of unamortized deferred financing costs related to the former credit agreement, net of $0.1 million tax effects.

The bank credit facility requires the Company to satisfy various annual and quarterly financial tests, including maintenance on a consolidated basis of a specified minimum or maximum current level of tangible net worth and cash flow coverage, leverage, and fixed charge ratios. The agreement also restricts the Company's ability to incur additional indebtedness or liens, make investments and loans, dispose of assets, or engage in certain business combinations, and limits the ability of the Company to pay dividends. The indenture under which the Senior Notes were issued also restricts the Company's ability to incur additional liens, enter into sale-leaseback transactions, engage in certain transactions with affiliates, and engage in certain business combinations. As of March 31, 1996, the Company does not have plans to declare or pay any cash dividends.

The Company has variable interest rate industrial development revenue bonds aggregating $6.4 million due in 2012. The interest rate in effect at March 31, 1996, was 4%.

The annual maturities of long-term debt, excluding amounts payable under capitalized lease obligations, for the five succeeding fiscal years are:
1997 - $4.2 million; 1998 - $1.0 million; 1999 - $0.6 million; 2000 - $ 52.7 million; and 2001 - $0.6 million. Interest paid was $15.1 million, $14.4 million, and $28.1 million for the years ended March 31, 1996, 1995, and 1994, respectively.

9.     LEASES

Total rental expense under operating leases was $9.2 million, $8.5 million, and $7.1 million for the years ended March 31, 1996, 1995, and 1994, respectively. The annual minimum rental commitments under long-term operating leases for the five succeeding fiscal years are: 1997 - $6.8 million; 1998 - $6.4 million; 1999
- - $6.1 million; 2000 - $6.1 million; 2001 - $5.8 million; and 2002 and thereafter - $32.9 million. Future capitalized lease commitments are not significant.

10.    PENSIONS AND OTHER POSTRETIREMENT BENEFITS

PENSIONS - The Company has several pension plans covering substantially all salaried and hourly employees. In general, the Company's domestic plans provide defined pension benefits based on years of service and the level of compensation. Foreign subsidiaries provide for pension benefits in accordance with local customs or law. The Company funds its pension plans at amounts required by the applicable regulations. Pension expense included the following:


       (IN THOUSANDS)                                                 FOR THE YEARS ENDED MARCH 31,
                                                           --------------------------------------------------
                                                               1996              1995              1994
                                                           --------------    --------------    --------------
       Service cost of benefits earned during year             $3,994            $3,722            $3,255
       Interest cost on projected benefit obligation            4,800             4,754             4,191
       Actual return on plan assets                            (4,536)           (2,236)           (3,602)
       Net amortization and deferral                            1,889              (781)              774
                                                           --------------    --------------    --------------
                                                               $6,147            $5,459            $4,618
                                                           --------------    --------------    --------------
                                                           --------------    --------------    --------------


The following table shows the status of the various plans and amounts included in the Company's consolidated statement of financial position as of March 31, 1996 and 1995:


       (IN THOUSANDS)                                         1996                              1995
                                                  ----------------------------------------------------------------




                                                  PLANS WHOSE      PLANS WHOSE      PLANS WHOSE      PLANS WHOSE
                                                     ASSETS        ACCUMULATED         ASSETS        ACCUMULATED
                                                     EXCEED          BENEFITS          EXCEED          BENEFITS
                                                  ACCUMULATED         EXCEED        ACCUMULATED         EXCEED
                                                    BENEFITS          ASSETS          BENEFITS          ASSETS
                                                  -------------    -------------    -------------    -------------

       Actuarial present value of:
         Vested benefit obligation                    $3,213          $54,189           $5,261          $44,880
         Non-vested benefit obligation                   264            5,834              237            5,705
                                                  -------------    -------------    -------------    -------------
            Accumulated benefit obligation             3,477           60,023            5,498           50,585
       Effects of anticipated future
         compensation increases                          402            9,380              983           10,058
                                                  -------------    -------------    -------------    -------------
            Projected benefit obligation               3,879           69,403            6,481           60,643
       Plan assets at fair value                       5,494           25,439            9,318           21,795
                                                  -------------    -------------    -------------    -------------
            Projected benefit obligation in
              excess of (less than) plan assets       (1,615)          43,964           (2,837)          38,848
       Unamortized net loss                              (29)          (8,453)            (566)          (2,119)
       Unrecognized prior service cost                -                  (145)            (151)            (176)
                                                  -------------    -------------    -------------    -------------

       Accrued pension (asset) liability
         recorded in the consolidated
         statement of financial position             $(1,644)         $35,366          $(3,554)         $36,553
                                                  -------------    -------------    -------------    -------------
                                                  -------------    -------------    -------------    -------------


Plan assets consist primarily of annuities, marketable securities and mortgage notes receivable.

The average of the assumptions used as of March 31, 1996, 1995, and 1994 in determining the pension expense and benefit obligation information shown above were as follows:


                                                       1996              1995              1994
                                                   --------------    --------------    --------------

       Discount rate                                    7.4%              7.8%              7.4%
       Rate of compensation increase                    4.5               4.7               5.0
       Long-term rate of return on plan assets          9.8               9.6               9.9


POSTRETIREMENT AND OTHER BENEFITS - The Company follows the provisions of Statement of Financial Accounting Standards No. 106, EMPLOYERS' ACCOUNTING FOR POSTRETIREMENT BENEFITS OTHER THAN PENSIONS ("SFAS 106") to account for such benefits. SFAS 106 requires that the expected cost of postretirement benefits be charged to expense during the years that eligible employees render service. The following table reconciles the status of the accrued postretirement liability as of March 31 (based on January 1 measurement dates):


       (IN THOUSANDS)                                            1996              1995
                                                             --------------    --------------

       Accumulated postretirement benefit obligation:
          Retirees                                               $2,788            $2,542
          Active employees                                        1,735             1,072
                                                             --------------    --------------
       Accumulated postretirement benefit obligation
         in excess of plan assets                                 4,523             3,614
       Unrecognized net gain                                      1,981             2,793
                                                             --------------    --------------
       Accrued postretirement benefit liability (including
         $200 in current liabilities)                            $6,504            $6,407
                                                             --------------    --------------
                                                             --------------    --------------


Net postretirement benefits cost for the years ended March 31, 1996, 1995 and 1994 included:


       (IN THOUSANDS)                              1996              1995              1994
                                               --------------    --------------    --------------

       Service cost                                  $136              $168              $173
       Interest cost on accumulated
         postretirement benefit obligation            186               228               441
                                               --------------    --------------    --------------
           Net postretirement benefit cost           $322              $396              $614
                                               --------------    --------------    --------------
                                               --------------    --------------    --------------


For measurement purposes, a 9% annual rate of increase in the per capita costs of covered health care claims was assumed for 1996, compared with 10% in 1995 and 11% for 1994. The rate was assumed to decrease by 1% in fiscal 1997 and each year thereafter to a rate of 6% beyond 2000. The health care cost trend rate assumption has a significant effect on the amounts reported. To illustrate, increasing the assumed health care cost trend rate by one percentage point in each year would increase the accumulated postretirement benefit obligation as of the measurement date of January 1, 1996, by $0.5 million and the aggregate of the service and interest cost components of net postretirement cost for fiscal 1996 by $0.1 million. The discount rate used in determining the accumulated postretirement benefit obligation was 7.25% and 8.5% for fiscal years 1996 and 1995, respectively.

11.    STOCK COMPENSATION PLANS

1992 STOCK OPTION PLAN - In fiscal 1992, the Company adopted a management stock option plan designed to provide key management personnel stock options for maximizing shareholder value through improved Company financial performance. Under such plan, management participants are required to purchase options for common stock at a cost determined under the provisions of the plan at the beginning of the fiscal year. The exercise price of such options is set at a value based on the provisions of the plan, net of the purchase cost, increased by a 10% annual rate compounded over five years. The number of stock options a participant is required to purchase is based upon a financial performance formula established by the Compensation Committee of the Board of Directors.

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

The following summarizes stock option activity over the past two years under the 1992 Stock Option Plan:


                                                           1996                                  1995
                                            ----------------------------------------------------------------------
                                              NUMBER OF          AVERAGE            NUMBER OF          AVERAGE
                                                SHARES            PRICE               SHARES            PRICE
                                            ---------------    -------------      ---------------    -------------

       Balance at beginning of year           1,515,783           $35.11            1,043,700           $29.42
       Option activity for the year:
          Granted for fiscal year               222,239           $59.81              484,457           $47.28
          Exercised                             (89,637)          $26.33              (12,374)          $22.05
          Canceled                                 -                                     -
                                            ---------------                       ---------------
       Balance at end of year                 1,648,385           $38.92            1,515,783           $35.11
                                            ---------------                       ---------------
                                            ---------------                       ---------------


No compensation expense was recognized for fiscal 1996 or 1995 in connection with this plan, and $0.3 million of expense was recorded for fiscal 1994 in connection with the 1992 Stock Option Plan. As of March 31, 1996, a total of 59,716 options for common shares remain available for grant.

DIRECTOR STOCK OPTIONS - No director options were granted during 1996, and no compensation expense was recognized. For fiscal 1995, a total of 48,000 options were granted to four outside directors of the Company. These options are exercisable at $45.38 per share, vest after three years from the date of grant, and expire seven years after the date of vesting. The Company recognized compensation expense of $0.1 million in fiscal 1995 related to such grants. In fiscal 1992, a total of 36,000 options were granted to three outside directors of the Company. These options are exercisable at $18.00 per share, vest after three years from the date of grant, and expire seven years after the date of vesting. During fiscal years 1996 and 1995, respectively, 4,000 and 12,000 fiscal-1992 granted options were exercised.

1990 STOCK OPTION PLANS - In November 1990, the Company implemented three stock option plans under which a total of 1,239,612 options for shares of the Company's common stock were authorized for issuance to key management personnel. As a result of the Company's sale of common stock in October 1991, all options granted under such plans became fully vested. Such options expire ten years from the date of grant. Information on the number of shares under option for the 1990 Plan, exercisable at $5.49 per share, is as follows:

                                          1996             1995
                                      --------------   --------------

Balance at beginning of year            1,084,983        1,073,665
  Granted during year                      -                16,575
  Exercised                               (50,142)          (5,257)
                                      --------------   --------------
     Balance at end of year             1,034,841        1,084,983
                                      --------------   --------------

The Company recognized compensation expense of $0.3 million in fiscal 1995 related to these grants. No compensation expense was recognized with regard to these options in either fiscal 1996 or 1994.

12.    RELATED PARTY TRANSACTIONS

Certain foreign subsidiaries purchase gelatin materials and the Company's German subsidiary leases plant facilities, purchases other services and receives loans from time-to-time from a German company which is also the minority shareholder of the Company's German and certain other European subsidiaries.

Gelatin purchases, at prices comparable to estimated market prices, amounted to $23.9 million, $21.6 million, and $18.7 million for the years ended March 31, 1996, 1995, and 1994, respectively. Rental payments amounted to $5.8 million, $5.3 million, and $4.7 million, and purchased services amounted to $5.9 million, $5.2 million, and $4.6 million for each of the respective years.

During the period in which Lehman held a beneficial interest in the Company, Lehman and certain of its affiliates received fees for services in connection with certain public offerings of the Company's securities and other matters. During the year ended March 31, 1994, the Company paid $0.7 million for underwriting fees to Lehman in connection with the January 1994 Senior Notes offering (Note 8). No fees were paid by the Company to Lehman or its affiliates during fiscal year 1995.

13.    COMMITMENTS AND CONTINGENCIES

On March 30, 1992, OCAP Acquisition Corp. ("OCAP") commenced an action in the Supreme Court of the State of New York, County of New York, against Paco Pharmaceutical Services, Inc. ("Paco"), certain of its subsidiaries, the Company and Scherer International (collectively, the "defendants"), arising out of the termination of an Asset Purchase Agreement dated February 21, 1992 (the "Purchase Agreement") between OCAP and the defendants providing for the purchase of substantially all the assets of Paco. On May 15, 1992, OCAP served an amended verified complaint (the "Amended Complaint"), asserting causes of action for breach of contract and breach of the implied covenant of good faith and fair dealing, arising out of defendants' March 25, 1992 termination of the Purchase Agreement, as well as two additional causes of action that were subsequently dismissed by order of the court. The Amended Complaint sought $75 million in actual damages and $100 million in punitive damages, as well as OCAP's attorney fees and other litigation expenses, costs and disbursements incurred in bringing this action. The Company and Scherer International asserted a counterclaim against OCAP for breach of contract and breach of the covenant of good faith and fair dealing arising out of the termination of the Purchase Agreement. In April 1996, the court rendered a verdict in the Company's favor on all claims in the Amended Complaint, and also dismissed the Company's counterclaim against OCAP. The time in which this verdict may be appealed has not yet expired. In the opinion of management, the ultimate outcome of any potential appeals related to this decision will not have a material adverse effect on the Company's business or financial condition.

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

As of March 31, 1996, the Company has capital expenditure commitments related primarily to plant expansions amounting to approximately $7.7 million.

14.    SEGMENT DATA

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


       (IN THOUSANDS)                                                 FOR THE YEARS ENDED MARCH 31,
                                                           ----------------------------------------------------
                                                               1996               1995               1994
                                                           --------------     --------------     --------------
       Sales:
         United States                                       $141,100           $128,912           $120,687
         Europe                                               319,540            302,172            233,716
         Other International                                  111,070            105,598             94,894
                                                           --------------     --------------     --------------
               Net sales(1)                                  $571,710           $536,682           $449,297
                                                           --------------     --------------     --------------
                                                           --------------     --------------     --------------

       Operating Income:
         United States                                        $33,453            $29,612            $28,241
         Europe                                                39,330             66,973             46,249
         Other International                                   12,960             21,411             19,238
         Unallocated(2)                                       (18,797)           (14,174)           (10,815)
                                                           --------------     --------------     --------------
               Operating income                               $66,946           $103,822            $82,913
                                                           --------------     --------------     --------------
                                                           --------------     --------------     --------------

       Identifiable assets:
         United States                                       $100,298          $  90,036          $  86,410
         Europe                                               375,873            389,581            316,623
         Other International                                  134,102            144,930            121,318
         Unallocated(3)                                        97,108             86,826             89,063
                                                           --------------     --------------     --------------
               Total assets                                  $707,381          $ 711,373          $ 613,414
                                                           --------------     --------------     --------------
                                                           --------------     --------------     --------------

       Capital expenditures:
         Drug Delivery Systems                                $55,938            $53,221            $39,294
         Unallocated(4)                                           257                855                209
                                                           --------------     --------------     --------------
               Total capital expenditures                     $56,195            $54,076            $39,503
                                                           --------------     --------------     --------------
                                                           --------------     --------------     --------------

       Depreciation and amortization:
         Drug Delivery Systems                                $27,824            $25,697            $21,008
         Unallocated(4)                                         2,120              1,752              2,962
                                                           --------------     --------------     --------------
               Total depreciation and amortization            $29,944            $27,449            $23,970
                                                           --------------     --------------     --------------
                                                           --------------     --------------     --------------


(1) No single customer or product represents 10% or more of sales, and intersegment sales are not significant.
(2) Unallocated operating income includes principally general corporate expenses, in 1994 $4.5 million related to the special charges for the litigation settlement and plant revaluation (Note 4). Unallocated operating income also reflects $8.8 million, $6.0 million and $0.8 million of expenses associated with the Company's Advanced Therapeutic Products group in fiscal years 1996, 1995, and 1994, respectively.
(3) Unallocated identifiable assets are principally cash, cash equivalents, short-term investments, and other assets.
(4) Unallocated capital expenditures and depreciation and amortization represent primarily corporate amounts.

The net assets of foreign subsidiaries were $216.3 million, $218.8 million, and $216.5 million at March 31, 1996, 1995, and 1994, respectively. The Company's share of foreign net income was $18.3 million, $41.6 million, and $34.6 million for the years ended March 31, 1996, 1995, and 1994, respectively, after deducting minority interests, income taxes on unremitted earnings and various charges billed by the parent company.

15.    QUARTERLY FINANCIAL DATA (UNAUDITED)


                                       FIRST QUARTER           SECOND QUARTER            THIRD QUARTER           FOURTH QUARTER
                                  ----------------------   ----------------------   ----------------------   -----------------------
                                     1996      1995           1996      1995           1996      1995           1996       1995
                                      ----      ----           ----      ----           ----      ----           ----       ----
Net sales                          $148,378  $132,938       $133,511  $121,312       $137,582  $132,215       $152,239   $150,217
Gross profit                         54,693    49,182         44,194    44,199         47,380    48,472         50,354     54,906
Income (loss) from
 continuing operations               13,695    11,425          8,324     9,143         13,254    11,607         (4,570)    12,683
Net income (loss)                  $ 13,695  $ 11,425       $  8,324  $  9,143       $ 13,254  $ 11,607        ($4,570)  $ 12,683
                                  ----------------------   ----------------------   ----------------------   -----------------------
                                  ----------------------   ----------------------   ----------------------   -----------------------

Income from continuing
  operations per common share(1)   $   0.56  $   0.47       $   0.34  $   0.37       $   0.54  $   0.47         ($0.19)  $   0.51
                                  ----------------------   ----------------------   ----------------------   -----------------------
                                  ----------------------   ----------------------   ----------------------   -----------------------

Net income (loss) per
  common share(1)                  $   0.56  $   0.47       $   0.34  $   0.37       $   0.54  $   0.47         ($0.19)  $   0.51
                                  ----------------------   ----------------------   ----------------------   -----------------------
                                  ----------------------   ----------------------   ----------------------   -----------------------


(1) In the fourth quarter of fiscal 1996, includes a $33.8 million pretax charge ($0.94 per share after tax effects) for restructuring and other items (see Note 4).

16.    FINANCIAL INSTRUMENTS

Summarized below are the carrying and estimated fair values for certain of the Company's financial instruments as of March 31, 1996 and 1995. The carrying values of all other financial instruments in the consolidated statement of financial position approximate fair values. The fair value of short-term investments approximates their carrying value, given the relatively short period to maturity of such instruments. The fair value of the Senior Notes is estimated based upon the quoted market price for such securities, which are publicly traded on the New York Stock Exchange. Fair values of other long-term debt, determined based on interest rates that are currently available to the Company for similar types of borrowings, approximate carrying value. The fair value of the forward foreign exchange contracts reflects the estimated amount that the Company would receive/(pay) to terminate the contracts at the reporting date, thereby taking into account the unrealized gains or losses of open contracts.


(IN THOUSANDS)                                               1996                            1995
                                                  ----------------------------    ----------------------------
                                                   Carrying       Estimated        Carrying       Estimated
                                                      Value      Fair Value           Value      Fair Value
                                                  ------------  --------------    ------------  --------------
Short-term investments                             $  4,880        $  4,953        $  5,060        $  5,117
Long-term debt (including current and long-term
  portions, and notes payable)                      170,486         166,938         187,503         175,454

DERIVATIVE FINANCIAL INSTRUMENTS:
  Forward foreign currency exchange contracts          -                196            -             (1,138)


In 1994, the Company adopted the provisions of Statement of Financial Accounting Standards No. 115 (SFAS 115), ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES, which require certain investments to be recorded at fair value if held for trading purposes or otherwise available for sale, or at cost if held to maturity. Adoption of SFAS 115 had no impact on the Company's results of operations, as all such investments are categorized as held-to-maturity, and therefore the carrying basis of such investments did not change.

The Company periodically enters into forward foreign currency exchange contracts to hedge certain exposures related to identifiable foreign currency transactions that are relatively certain as to both timing and amount, and does not engage in speculation. Gains and losses on the forward contracts are recognized concurrently with the gains or losses from the underlying transactions. At March 31, 1996 and 1995, the Company was party to forward foreign currency exchange contracts of approximately $14.2 million and $18.2 million (notional amounts), respectively, denominated in European currencies. The contracts outstanding at March 31, 1996 generally mature on various dates through fiscal 1997 and are intended to hedge various foreign currency commitments due from foreign subsidiaries. The Company is exposed to credit loss in the event of nonperformance by the counterparties of these contracts, but does not anticipate any such nonperformance given the financial soundness of such counterparties.

                       REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To R.P. Scherer Corporation:

We have audited the accompanying consolidated statement of financial position of R.P. SCHERER CORPORATION (a Delaware corporation) and subsidiaries as of March 31, 1996 and 1995, and the related consolidated statements of income, cash flows and shareholders' equity for each of the three years in the period ended March 31, 1996. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and this schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of R.P. Scherer Corporation and subsidiaries as of March 31, 1996 and 1995, and the results of their operations and cash flows for each of the three years in the period ended March 31, 1996, in conformity with generally accepted accounting principles.

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


Detroit, Michigan,
April 29, 1996.



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


ITEM 10        DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

ITEM 11        EXECUTIVE COMPENSATION

ITEM 12        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
               AND MANAGEMENT

ITEM 13        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS



The information required by Items 10 through 13 will be included in the R.P. Scherer Corporation Proxy Statement for 1996, which will be filed not later than 120 days after the close of the Company's fiscal year ended March 31, 1996, and is hereby incorporated by reference to such proxy statement. Information with respect to Item 10 above is included on pages 7 through 9 of this Annual Report on Form 10-K.

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

  EXHIBIT NUMBER                            DESCRIPTION
  --------------                            -----------

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

       10.6 Supplemental Retirement Plan for Key Employees of the Company, dated December 16, 1994. Incorporated by reference to Exhibit 10.6 of R.P. Scherer Corporation's Annual Report on Form 10-K as of March 31, 1995.

       10.7 Deferred Compensation Plan for Outside Directors, dated December 6, 1995. Incorporated by reference to Exhibit 10 of R.P. Scherer Corporation's Quarterly Report on Form 10-Q as of December 31, 1996.

       21              Subsidiaries of the registrant.  Filed herewith.

       23              Consent of Arthur Andersen LLP.  Filed herewith.

       27              Financial Data Schedule.  Filed herewith.

  (b) One Current Report on Form 8-K, reporting the Company's fiscal 1996 results, was filed with the Securities and Exchange Commission on May 14, 1996.

                                      SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, R.P. Scherer Corporation has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 25, 1996.


                                                 R.P. SCHERER CORPORATION


                                            By:  /s/ Aleksandar Erdeljan
                                                 -------------------------------
                                                     Aleksandar Erdeljan
                                                  Chairman, President and Chief
                                                        Executive Officer

Pursuant to the requirements of the Securities Act of 1934, as amended, this Report has been signed below by the following persons on behalf of R.P. Scherer Corporation in the capacities indicated on June 25, 1996:

                     SIGNATURES                         TITLE

              /s/  Aleksandar Erdeljan      Chairman, President and Chief
              ------------------------
              Aleksandar Erdeljan                 Executive Officer

              /s/ Nicole S. Williams        Executive Vice President, Finance,
              ----------------------
              Nicole S. Williams               Chief Financial Officer, and
                                                        Secretary

              /s/ Thomas J. Stuart              Senior Vice President
              --------------------
              Thomas J. Stuart              (Principal Accounting Officer)

              /s/ John E. Avery                         Director
              -----------------
              John E. Avery

              /s/  John P. Cashman                      Director
              --------------------
              John P. Cashman

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

              /s/ Lori G. Koffman                       Director
              -------------------
              Lori G. Koffman

              /s/ Louis Lasagna                         Director
              -----------------
              Louis Lasagna

              /s/ Robert H. Rock                        Director
              ------------------
              Robert H. Rock

              /s/ James A. Stern                        Director
              ------------------
              James A. Stern

                      R.P. SCHERER CORPORATION AND SUBSIDIARIES
                          SCHEDULE II - VALUATION ALLOWANCES


(IN THOUSANDS)                              Balance at     Charged to        Other                        Balance at
                                            Beginning      Costs and      Changes Add                       End of
Description                                 of Period       Expenses      (Deduct) (a)     Deductions       Period
- -----------                                 ---------       --------      ------------     ----------       ------
FOR THE YEAR ENDED MARCH 31, 1996:
Valuation accounts deducted from
related assets -
  Reserve for doubtful accounts              $ 3,934        $ 1,521          $  (570)       $   (61)       $ 4,824
  Reserve for unmerchantable inventories       1,748          1,971               34         (1,284)         2,469

FOR THE YEAR ENDED MARCH 31, 1995:
Valuation accounts deducted from
related assets -
  Reserve for doubtful accounts              $ 2,903        $ 1,449          $   309        $  (727)       $ 3,934
  Reserve for unmerchantable inventories       1,701          1,127              215         (1,295)         1,748

FOR THE YEAR ENDED MARCH 31, 1994:
Valuation accounts deducted from
related assets -
  Reserve for doubtful accounts              $ 2,260        $ 1,123          $   (53)       $  (427)       $ 2,903
  Reserve for unmerchantable inventories       2,188            828              (44)        (1,271)         1,701


(a) Includes changes due to fluctuations in foreign currency exchange rates.

                                  INDEX TO EXHIBITS


Exhibit Description                                                         Page
- -------------------                                                         ----

Exhibit 21 - Subsidiaries                                                     46

Exhibit 23 - Consent of Arthur Andersen LLP                                   48

Exhibit 27 - Financial Data Schedule                                          50