Form 10-Q
period 1996-06-30
SCHERER R P CORP /DE/
filed 1996-08-14
CIK 855106

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                               -----------------------

                                      FORM 10-Q


      /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                EXCHANGE ACT OF 1934
                     FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

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


                               ------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.  YES  /X/    NO

                        APPLICABLE ONLY TO CORPORATE ISSUERS:

Number of shares outstanding of the registrant's common stock as of August 9, 1996: 23,464,503 shares of common stock, par value $.01.


- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                        PART I

ITEM 1   FINANCIAL STATEMENTS


                      R.P. SCHERER CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED STATEMENT OF OPERATIONS



                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                       -------------------------------------
                                                         FOR THE THREE MONTHS ENDED JUNE 30,
                                                       -------------------------------------
                                                                1996            1995
                                                          --------------   --------------
Net sales                                                    $145,297       $148,378
Cost of sales                                                  96,488         93,684
Selling and administrative expenses                            17,076         18,511
Research and development expenses, net                          4,662          6,000
                                                          --------------   --------------

Operating income                                               27,071         30,183

Interest expense                                                2,972          3,380
Interest earned and other                                        (349)          (620)
                                                          --------------   --------------

Income before income taxes and minority interests              24,448         27,423

Income taxes                                                    7,215          8,762
Minority interests                                              3,640          4,966
                                                          --------------   --------------

Net income                                                    $13,593        $13,695
                                                          --------------   --------------
                                                          --------------   --------------

Per Common and Common Equivalent Share:
  Net income                                                    $0.56          $0.56
                                                          --------------   --------------
                                                          --------------   --------------

Average number of common and common
  equivalent shares                                            24,473         24,659



        The accompanying notes are an integral part of this statement.

                      R.P. SCHERER CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF FINANCIAL POSITION

                                                                   (IN THOUSANDS)
                                                                 JUNE 30,      MARCH 31,
                                                                  1996           1996
                                                              ------------   ------------
                          ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                    $ 25,602       $ 21,007
  Short-term investments                                          4,032          4,880
  Receivables, less reserves of:
       June 30, 1996 - $4.5 million;
       March 31, 1996 - $4.8 million                            138,973        129,472
  Inventories                                                    65,204         59,718
  Other current assets                                            8,962          6,659
                                                              ------------   ------------
                                                                242,773        221,736
                                                              ------------   ------------
PROPERTY:
  Property, plant and equipment, at cost                        413,004        411,396
  Accumulated depreciation and reserves                        (128,974)      (124,676)
                                                              ------------   ------------
                                                                284,030        286,720
                                                              ------------   ------------
OTHER ASSETS:
  Goodwill and intangibles, net of amortization                 174,933        175,622
  Other assets                                                   21,868         23,303
                                                              ------------   ------------
                                                                196,801        198,925
                                                              ------------   ------------
                                                               $723,604       $707,381
                                                              ------------   ------------
                                                              ------------   ------------

             LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Notes payable and current portion of long-term debt          $  5,846       $  5,834
  Accounts payable                                               58,761         57,985
  Accrued liabilities                                            36,504         41,839
  Accrued income taxes                                           10,346          9,632
                                                              ------------   ------------
                                                                111,457        115,290
                                                              ------------   ------------
LONG-TERM LIABILITIES AND OTHER:
  Long-term debt                                                174,672        164,652
  Other long-term liabilities                                    56,741         57,329
  Deferred income taxes                                          33,202         32,482
  Minority interests in subsidiaries                             39,293         37,268
                                                              ------------   ------------
                                                                303,908        291,731
                                                              ------------   ------------
COMMITMENTS AND CONTINGENCIES (Note 6)
SHAREHOLDERS' EQUITY:
  Preferred stock, 500,000 shares authorized, none issued             -              -
  Common stock, $.01 par value, 50,000,000 shares
    authorized; shares issued:  June 30, 1996 - 23,464,503
    shares; March 31, 1996 - 23,460,453 shares                      235            235
  Additional paid-in capital                                    239,728        239,705
  Retained earnings                                              79,298         65,705
  Currency translation adjustment                               (11,022)        (5,285)
                                                              ------------   ------------
                                                                308,239        300,360
                                                              ------------   ------------
                                                               $723,604       $707,381
                                                              ------------   ------------
                                                              ------------   ------------

        The accompanying notes are an integral part of this statement.

                      R.P. SCHERER CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                          (IN THOUSANDS)
                                                                    FOR THE THREE MONTHS ENDED
                                                                              JUNE 30,
                                                                    --------------------------
                                                                       1996            1995
                                                                    -----------    -----------
OPERATING ACTIVITIES:
  Net income                                                         $13,593        $13,695
  Adjustments to reconcile net income to net cash provided
    by operating activities:
      Depreciation                                                     6,859          6,087
      Amortization of intangible assets and debt discount              1,648          1,643
      Minority interests in net income                                 3,640          4,966
      Deferred tax provision and other                                   295           (209)
      Increase in receivables                                        (10,502)        (2,987)
      Increase in inventories and other current assets                (6,634)        (3,164)
      Decrease in accounts payable and accrued expenses               (2,365)       (15,194)
                                                                    -----------    -----------

Net cash provided by operating activities                              6,534          4,837
                                                                    -----------    -----------

INVESTING ACTIVITIES:
  Purchases of plant and equipment                                   (10,955)       (13,013)
  Other                                                                 (144)        (1,081)
                                                                    -----------    -----------

Net cash used by investing activities                                (11,099)       (14,094)
                                                                    -----------    -----------

FINANCING ACTIVITIES:
  Proceeds from long-term borrowings                                  17,740         14,183
  Long-term debt retirements and payments                             (7,691)        (8,658)
  Short-term borrowings, net                                            (570)         1,764
  Cash dividends paid to minority shareholders of subsidiaries           -           (5,181)
                                                                    -----------    -----------

Net cash provided by financing activities                              9,479          2,108
                                                                    -----------    -----------

Effect of currency translation on cash and cash equivalents             (319)           (25)
                                                                    -----------    -----------

Net increase (decrease) in cash and cash equivalents                   4,595         (7,174)

Cash and cash equivalents, beginning of period                        21,007         33,715
                                                                    -----------    -----------

Cash and cash equivalents, end of period                             $25,602        $26,541
                                                                    -----------    -----------
                                                                    -----------    -----------



            The accompanying notes are an integral part of this statement.

                      R.P. SCHERER CORPORATION AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of R.P. Scherer Corporation (the "Company"), a Delaware corporation and its subsidiaries, some of which are less than wholly-owned. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting only of normal recurring items) necessary for the fair presentation of financial position and results of operations. These consolidated financial statements and related notes have been prepared pursuant to the Rules and Regulations set forth by the Securities and Exchange Commission and should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended March 31, 1996, as filed with the Securities and Exchange Commission.

2.  SUBSEQUENT EVENT

On July 30, 1996, the Company's Board of Directors approved a stock repurchase program whereby the Company is authorized to repurchase up to 5% of its outstanding common stock. At June 30, 1996, the Company had 23.5 million common shares outstanding. At recent market prices ranging from $40.00 to $45.00 per share, the aggregate size and value of the program would approximate 1.2 million shares and $45 to $55 million, respectively. Under the program, the Company will from time to time opportunistically acquire shares on the open market. The rate and timing of such purchases will be primarily dependent upon stock market conditions and the Company's financial position. The Company anticipates funding the stock repurchase program using existing cash and cash equivalent balances and cash provided by operations.

3.  RESTRUCTURING

In the fourth quarter of fiscal 1996, the Company announced a restructuring plan designed to enhance the Company's long-term profitability by reducing and rationalizing manufacturing and overhead structures which were primarily servicing non-pharmaceutical markets (the "Restructuring"). The Restructuring included the closure of two softgel manufacturing plants, as well as the consolidation and elimination of certain marketing, administrative, and development staff in several other locations. The Restructuring is expected to be completed in fiscal 1997. As a result of the Restructuring and other special charges, the Company recorded a special provision totaling $33.8 million before income tax effects in the fourth quarter of fiscal 1996. Further information with regard to the Restructuring is included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1996, as filed with the Securities and Exchange Commission.

A summary of the restructuring reserve activity for the three months ended June 30, 1996 follows:


  (IN THOUSANDS)                                  UTILIZED IN THE
                                    BALANCE AT     QUARTER ENDED     BALANCE AT
                                  MARCH 31, 1996   JUNE 30, 1996   JUNE 30, 1996
                                  --------------  ---------------  -------------

  Severance and other employee
    termination costs                $  8,399           $4,140        $  4,259
  Fixed asset recovery reserves        13,100                -          13,100
  Other current assets                    299                -             299
  Contractual obligations               3,281              988           2,293
                                  --------------  ---------------  -------------
                                     $ 25,079           $5,128        $ 19,951
                                  --------------  ---------------  -------------
                                  --------------  ---------------  -------------

Of the restructuring reserve remaining at June 30, 1996, $5.9 million was included in accrued liabilities, $0.7 million was included in other long-term liabilities, $0.3 million was classified in current asset reserves and $13.1 million was reported as a reduction of property, plant and equipment.

4.  INCOME TAXES

The effective income tax rates in the current and prior year quarters were lower than the U.S. Federal income tax rate due primarily to the mix of taxable income between jurisdictions as well as the anticipated utilization of carryforward foreign and other tax credits.

5.  INVENTORIES

The components of inventories are as follows:

    (IN THOUSANDS)                      JUNE 30,       MARCH 31,
                                          1996           1996
                                      -----------    -----------

    Raw materials and supplies          $36,492        $30,892
    Work in process                      10,242         10,593
    Finished goods                       18,470         18,233
                                      -----------    -----------
                                        $65,204        $59,718
                                      -----------    -----------
                                      -----------    -----------

6.  CONTINGENCIES

On March 30, 1992, OCAP Acquisition Corp. ("OCAP") commenced an action in the Supreme Court of the State of New York, County of New York, against Paco Pharmaceutical Services, Inc. ("Paco"), certain of its subsidiaries, the Company and R.P. Scherer International Corporation (collectively, the "defendants"), arising out of the termination of an Asset Purchase Agreement dated February 21, 1992 (the "Purchase Agreement") between OCAP and the defendants providing for the purchase of substantially all the assets of Paco. On May 15, 1992, OCAP served an amended verified complaint (the "Amended Complaint"), asserting causes of action for breach of contract and breach of the implied covenant of good faith and fair dealing, arising out of defendants' March 25, 1992 termination of the Purchase Agreement, as well as two additional causes of action that were subsequently dismissed by order of the court. The Amended Complaint sought $75 million in actual damages and $100 million in punitive damages, as well as OCAP's attorney fees and other litigation expenses, costs and disbursements incurred in bringing this action. The Company and R.P. Scherer International Corporation asserted a counterclaim against OCAP for breach of contract and breach of the covenant of good faith and fair dealing arising out of the termination of the Purchase Agreement. In April 1996, the court rendered a verdict in the Company's favor on all claims in the Amended Complaint and also dismissed the Company's counterclaim against OCAP. OCAP has filed a notice of appeal for the dismissal of its claims. The Company has filed a notice of cross appeal for the dismissal of its counter claim. In the opinion of management, the ultimate outcome of any potential appeals related to this decision will not have a material adverse effect on the Company's business or financial condition.

The Company was informed in August 1992 that soil at a manufacturing facility in North Carolina owned and operated by the Company from 1975 to 1985 contained levels of tetrachlorethene and other substances which exceeded environmental standards. The Company voluntarily conducted a remedial investigation and remedial and removal actions by the Company and the current owner of the facility are ongoing. The Company will continue to perform additional studies and remediation of the area, including testing and removal of groundwater, which may indicate the necessity for additional remedial and removal actions in the future. On the basis of the results of investigations performed to date, the Company does not believe that potential future costs associated with either the investigation or any potential remedial or removal action will ultimately have a materially adverse impact on the Company's business or financial position.

The Company is a party to various other legal proceedings arising in the ordinary course of business, none of which is expected to have a material adverse effect on the Company's financial position, results of operations, liquidity or capital resources.

ITEM 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
         OF OPERATIONS AND FINANCIAL CONDITION

GENERAL

The following discussion and analysis of financial results and condition covers the three month periods ended June 30, 1996 and 1995. A majority of the Company's sales, income and cash flows are derived from its international operations. With the exception of operations in highly inflationary economies, which are measured in U.S. dollars, the financial position and the results of operations of the Company's foreign operations are measured using the local currencies of the countries in which they operate and are translated into U.S. dollars. Although the effects of foreign currency fluctuations are mitigated by the fact that expenses of foreign subsidiaries are generally incurred in the same currencies in which sales are generated, the reported results of operations of the Company's foreign subsidiaries are affected by changes in foreign currency exchange rates and, as compared to prior periods, will be higher or lower depending upon a weakening or strengthening of the U.S. dollar. In addition, a substantial portion of the Company's net assets are based in its foreign operations and are translated into U.S. dollars at the foreign currency exchange rates in effect at the end of each period. Accordingly, the Company's consolidated shareholders' equity will fluctuate depending upon the strengthening or weakening of the U.S. dollar.

RESULTS OF OPERATIONS

QUARTERS ENDED JUNE 30, 1996 AND 1995

First quarter sales of $145.3 million were down slightly from the $148.4 million reported in the first three months of the prior year. Measured in constant foreign exchange rates, first quarter sales increased 2%. This sales change reflects gains in health and nutritional softgel sales, primarily in the United States. Lower sales of pharmaceutical products partially offset these gains due to reduced demand for nifedipine in the United States and elsewhere, as well as lower European demand for over-the-counter pharmaceutical products, primarily in Germany. Revenues of Scherer's fast dissolving ZYDIS-Registered Trademark-technology increased 15%, lower than previously anticipated due to significant development and pre-approval inspection demands on the manufacturing operations during the quarter.

Operating income for the quarter ended June 30, 1996 was $27.1 million as compared to $30.2 million earned in the prior year, a 10% decline. On a constant exchange rate basis, first quarter operating income decreased 6%. Operating income comparisons reflect a higher proportion of health and nutritional product in the sales mix, including a large increase in sales of Vitamin E softgels. Lower gross profit margins were partially offset by the benefit of cost reduction efforts undertaken in fiscal 1996, as evidenced by a decline in first quarter selling, general and administrative ("SG&A") expense as a percent of sales to 11.8% versus 12.5% in the prior year period.

The improvement in the SG&A ratio was largely attributable to cost savings resulting from the previously announced closing of softgel facilities in Neuvic, France and Windsor, Canada and from the elimination of certain administrative, marketing and development staff positions at other locations. Research and development expense declined 22% in the first quarter, primarily as a result of the timing of certain expenditures related to clinical studies of ATP products and a 31% increase in customer reimbursement of pharmaceutical softgel development expenses.

The Company generated net income of $13.6 million, or $0.56 per share, in the quarter ended June 30, 1996, as compared to the $13.7 million, or $0.56 per share, earned in last year's first quarter. The strengthening of the U.S. dollar had the effect of reducing first quarter net income by $0.02 per share as compared to the first quarter last year. The effective tax rate in the current year period was 30% as opposed to 32% in the prior year period. The first quarter decline in the effective tax rate reflects primarily a geographic shift in the mix of income and improved utilization of foreign and other tax credits.

RESULTS BY GEOGRAPHIC SEGMENT

The following sets forth operating results for each of the Company's geographic segments for the quarters ended June 30, 1996 and 1995:

(IN THOUSANDS)              SALES          OPERATING INCOME   OPERATING MARGIN
                      ------------------  ------------------  ----------------
                        1996      1995      1996      1995     1996     1995
                      --------  --------  --------  --------  ------   -------

United States         $ 42,159  $ 33,516  $ 9,305   $ 9,072   22.1%     27.1%
Europe                  77,106    87,195   14,886    19,393   19.3      22.2
Other International     26,032    27,667    6,318     5,762   24.3      20.8
Unallocated (1)            -         -     (3,438)   (4,044)    -         -
                      --------  --------  --------  --------  ------   -------
                      $145,297  $148,378  $27,071   $30,183   18.6%     20.3%
                      --------  --------  --------  --------  ------   -------
                      --------  --------  --------  --------  ------   -------

    (1) Includes general Corporate expenses and expenses associated with the ATP Group.

The Company's United States operations generated a 26% sales gain for the quarter ended June 30,1996. The increase resulted from strong sales of nutritional softgels, increased sales of OTC pharmaceuticals and increased U.S. production of softgels for the Canadian market as a result of the closing of the Windsor, Canada softgel facility. U.S. sales of both natural and synthetic Vitamin E were particularly strong, primarily as a result of more favorable media attention to the purported health benefits of Vitamin E and other anti-oxidant products. First quarter prescription pharmaceutical sales were 49% below year ago levels due primarily to reduced sales of nifedipine, partially offset by a 19% increase in over-the-counter ("OTC") pharmaceutical softgel sales. Operating income grew by 3%, or $0.2 million, yielding a 22.1% operating margin as compared with 27.1% in the prior year quarter, primarily as a result of the shift in product mix toward lower margin Vitamin E softgels.

Sales in Europe decreased 12% for the June 30, 1996 quarter, as compared to the same quarter last year. The first quarter sales change resulted primarily from the strength of the U.S. dollar, weak demand for pharmaceutical OTC products in Germany and declines in non-pharmaceutical softgel sales in certain other European countries, partially offset by stronger U.K. health and nutritional sales. On a constant exchange rate basis and excluding Germany, European sales increased 1%. As a result of weak sales, the strong dollar and a higher proportion of lower margin U.K. health and nutritional sales in the mix, operating income decreased 23% between the two quarters.

Sales in the Company's Other International segment decreased 6% for the quarter ended June 30, 1996, due primarily to the transfer of Canadian softgel production to the United States and the weakness of the Japanese yen versus the U.S. dollar. Excluding Canada softels, Other International sales on a constant dollar basis increased 5% due primarily to the strengthening of Vitamin E and health and nutritional softgel markets in Australia and Japan and strong demand for the Company's hardshell capsules. For the same period, operating margin increased significantly due to the closing of the less profitable Canadian softgel facility and improved profitability in Australia, Japan and in the hardshell business.


CASH FLOWS

Cash and cash equivalents increased by $4.6 million for the quarter ended June 30, 1996, as compared with a decrease of $7.2 million in the same period in 1995. Operating activities provided cash of $6.5 million and $4.8 million in the current and prior year periods, respectively. Cash provided by earnings was largely offset by increases in working capital of $19.5 million and $21.3 million in the first quarters of fiscal 1997 and fiscal 1996, respectively. In the fiscal 1997 period, the increase in working capital resulted primarily from an increase in trade receivables and an increase in raw material inventory due to increased production of Vitamin E and other nutritional products. In the prior year period, such working capital increase was generated primarily by seasonal reductions in current liabilities related to the timing of foreign tax payments, payments of prior year incentive compensation and other accrued liability reductions, as well as by increases in receivables and other current assets.

Capital expenditures for the current year quarter totaled $11.0 million as compared to $13.0 million in the prior year period. The decrease in first quarter capital expenditures resulted primarily from the timing and level of completion of certain projects. Fiscal 1997 capital expenditures are currently expected to approximate $70 to $80 million versus fiscal 1996 expenditures of $56.2 million. First quarter capital expenditures consisted primarily of costs related to the expansion and upgrade of softgel production facilities in France, the United States and Japan. In the prior year, first quarter capital spending consisted primarily of expenditures in the United Kingdom related to the continuing expansion of the ZYDIS-Registered Trademark- production facility, in Australia for the completion of a new manufacturing facility and general facility and equipment additions and improvements.

Financing activities for the quarter ended June 30, 1996 include proceeds of $17.7 million, primarily from borrowings under the Company's bank credit
facility to fund capital and research expenditures in the U.K.        In the
prior year period, financing activities principally reflect a net $4.9 million of borrowings under the Company's bank credit facility used to fund capital and research expenditures in the United Kingdom and the payment of $5.2 million of dividends to minority shareholders.

LIQUIDITY AND FINANCIAL CONDITION

During the next several years, a significant portion of the Company's cash flow will be used to fund capital expenditures, to fund research and development, to service and reduce indebtedness, to fund Restructuring-related cash outlays during 1997 and, depending on market conditions, to repurchase up to 5% of the Company's outstanding common stock. The Company believes that future cash flow from operations, together with cash and short-term investments aggregating $28.6 million at June 30, 1996 and amounts available under existing bank credit facilities, will be adequate to meet anticipated capital investment, operating, restructuring, stock repurchase and debt service requirements. As of June 30, 1996, the Company does not have plans to declare or pay cash dividends.

Capital expenditures are anticipated to approximate $70 to $80 million for fiscal 1997 and are expected to decline to a lower level per year thereafter. Such expenditures will be used primarily to continue the upgrade and expansion of dedicated pharmaceutical softgel production capacity to meet anticipated customer demand, as well as to ensure continuing compliance with pharmaceutical Good Manufacturing Practices (GMP) standards. In addition, such expenditures will include further major expansions of production facilities for ZYDIS-Registered Trademark-. As of June 30, 1996, the Company had approximately $8.2 million of commitments for future capital expenditures.

The Company will also continue to invest a significant portion of its cash flow in research and development activities for its advanced drug delivery systems, as well as to develop new drug delivery technologies and to fund the Company's ATP initiative. The Company believes that changes currently affecting worldwide pharmaceutical markets will enhance the commercial value of products which can demonstrate therapeutic and cost benefits over existing therapies and, through ATP, intends to capitalize upon these trends by creating new products which reformulate existing compounds utilizing the Company's proprietary drug delivery technologies. The Company expects that expenses associated with ATP will approximate $9 million in fiscal 1997. No significant revenues from ATP product sales and royalties are expected until after fiscal 1997, assuming the development and commercialization of such products is successful.

The Company periodically reviews drug delivery technologies and other businesses for potential investment, consistent with its strategic objectives. Such investments will not necessarily involve significant initial funding or funding commitments by the Company. Management intends that any acquisition which would require significant funding would be financed largely through the issuance of common stock, depending upon market conditions, so as not to materially increase the Company's debt to equity ratio.

On July 30, 1996, the Company's Board of Directors approved a stock repurchase program whereby the Company is authorized to repurchase up to 5% of its outstanding common stock. At June 30, 1996, the Company had 23.5 million common shares outstanding. At recent market prices ranging from $40.00 to $45.00 per share, the aggregate size and value of the program would approximate 1.2 million shares and $45 to $55 million, respectively. Under the program, the Company will from time to time opportunistically acquire shares on the open market. The rate and timing of such purchases will be primarily dependent upon stock market conditions and the Company's financial position. The Company anticipates funding the stock repurchase program using existing cash and cash equivalent balances and cash provided by operations.

At June 30, 1996, the Company's outstanding indebtedness consisted of $99.4 million of 6 3/4% senior notes (net of a $0.6 million discount), $63.2 million of borrowings under the Company's bank credit facilities, $6.3 million of industrial development revenue bonds and approximately $11.6 million of other indebtedness.

INFLATION

In the view of management, the effects of inflation and changing prices on the Company's net results of operations and financial condition were not significant.


FORWARD LOOKING INFORMATION

Except for the historical information contained herein, the matters discussed in this Report Form 10-Q are forward looking statements that involve risks and uncertainties. Certain important factors could cause the Company's actual results to differ materially from expected and historical results, including, but not limited to, the following: volatility of key nutritional products markets; generic competition to key customer pharmaceutical products; timing of completion of the Company's restructuring program; successful formulation, scale-up, development, and commercialization of customer and company products; global economic factors; regulatory matters related to product testing and approvals for the Company and its customers; competitive products and pricing; and product and drug delivery system development and other technological issues. These forward looking statements, as further described in the Company's Annual Report and on Form 10-K, as filed with the Securities and Exchange Commission,
represent     R.P. Scherer's judgment as of the date the information was prepared.

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



                                  R.P. SCHERER CORPORATION


Date:    August 14, 1996               By:       /s/ Nicole S. Williams
                                          -----------------------------------
                                          Nicole S. Williams
                                          Executive Vice President, Finance,
                                          Chief Financial Officer and
                                          Secretary