Form 10-Q
period 1996-09-30
SCHERER R P CORP /DE/
filed 1996-11-14
CIK 855106

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                             -------------------

                                  FORM 10-Q


/X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                               EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

                                       OR

/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                           EXCHANGE ACT OF 1934


                         COMMISSION FILE NUMBER 33-30999

                             -------------------

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

                             -------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  YES  /X/    NO / /

                   APPLICABLE ONLY TO CORPORATE ISSUERS:

Number of shares outstanding of the registrant's common stock as of November 4, 1996: 23,534,219 shares of common stock, par value $.01.

                                     PART I

ITEM 1  FINANCIAL STATEMENTS

                    R.P. SCHERER CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                              -------------------------------------------------------
                                              FOR THE THREE MONTHS ENDED     FOR THE SIX MONTHS ENDED
                                                     SEPTEMBER 30,                 SEPTEMBER 30,
                                              --------------------------     ------------------------
                                                   1996           1995           1996           1995
                                              -----------    -----------     ---------     ----------
Net sales                                      $143,454       $133,511       $288,751       $281,889
Cost of sales                                    99,201         89,318        195,690        183,002
Selling and administrative expenses              17,830         17,944         34,906         36,455
Research and development expenses, net            4,661          5,796          9,322         11,796
                                              -----------    -----------     ---------     ----------

Operating income                                 21,762         20,453         48,833         50,636

Interest expense                                  3,001          3,605          5,973          6,985
Interest earned and other                          (755)          (179)        (1,104)          (799)
                                              -----------    -----------     ---------     ----------

Income from continuing operations before
  income taxes and minority interests            19,516         17,027         43,964         44,450

Income taxes                                      5,759          5,174         12,974         13,936
Minority interests                                2,291          3,530          5,931          8,496
                                              -----------    -----------     ---------     ----------

Net income                                      $11,466         $8,323        $25,059        $22,018

                                              ===========    ==========      =========     ==========
Per Common and Common Equivalent Share:
     Net income                                   $0.47          $0.34          $1.02          $0.90
                                              ===========    ==========      =========     ==========


Average number of common and common
  equivalent shares                              24,598         24,533         24,528         24,586

               The accompanying notes are an integral part of this statement.

                    R.P. SCHERER CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENT OF FINANCIAL POSITION

                                                                            (IN THOUSANDS)
                                                                       SEPTEMBER 30,  MARCH 31,
                                                                            1996        1996
                                                                       -------------  ---------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                            $  36,726      $  21,007
  Short-term investments                                                   3,764          4,880
  Receivables, less reserves of:
       September 30, 1996 - $3.9 million;
       March 31, 1996 - $4.8 million                                     129,709        129,472
  Inventories                                                             66,195         59,718
  Other current assets                                                     8,908          6,659
                                                                       -------------  ---------
                                                                         245,302        221,736
                                                                       -------------  ---------
PROPERTY:
  Property, plant and equipment, at cost                                 428,995        411,396
  Accumulated depreciation                                              (133,481)      (124,676)
                                                                       -------------  ---------
                                                                         295,514        286,720
                                                                       -------------  ---------
OTHER ASSETS:
  Goodwill and intangibles, net of amortization                          172,075        175,622
  Other assets                                                            24,286         23,303
                                                                       -------------  ---------
                                                                         196,361        198,925
                                                                       -------------  ---------

                                                                        $737,177       $707,381
                                                                       ============   =========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Notes payable and current portion of long-term debt                   $  4,119       $  5,834
  Accounts payable                                                        53,542         57,985
  Accrued liabilities                                                     44,116         41,839
  Accrued income taxes                                                    12,797          9,632
                                                                       -------------  ---------
                                                                         114,574        115,290
                                                                       -------------  ---------
LONG-TERM LIABILITIES AND OTHER:
  Long-term debt                                                         176,937        164,652
  Other long-term liabilities                                             57,200         57,329
  Deferred income taxes                                                   34,636         32,482
  Minority interests in subsidiaries                                      32,591         37,268
                                                                       -------------  ---------
                                                                         301,364        291,731
                                                                       -------------  ---------

COMMITMENTS AND CONTINGENCIES (Note 5)

SHAREHOLDERS' EQUITY:
  Preferred stock, 500,000 shares authorized, none issued                      -              -
  Common stock, $.01 par value, 50,000,000 shares
    authorized; shares issued: September 30, 1996 -
    23,517,953 shares; March 31, 1996 - 23,460,453 shares                    235            235
  Additional paid-in capital                                             241,059        239,705
  Retained earnings                                                       90,764         65,705
  Currency translation adjustment                                        (10,819)        (5,285)
                                                                       -------------  ---------
                                                                         321,239        300,360
                                                                       -------------  ---------

                                                                        $737,177       $707,381
                                                                       ============   =========

                  The accompanying notes are an integral part of this statement.

                    R.P. SCHERER CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                              (IN THOUSANDS)
                                                                         FOR THE SIX MONTHS ENDED
                                                                              SEPTEMBER 30,
                                                                         ------------------------
                                                                            1996          1995
                                                                         ----------     ---------
OPERATING ACTIVITIES:
  Net income                                                              $  25,059     $  22,018
  Adjustments to reconcile net income to net cash provided
    by operating activities:
      Depreciation                                                           13,460        11,930
      Amortization of intangible assets and debt discount                     3,306         3,317
      Minority interests in net income                                        5,931         8,496
      Deferred tax provision and other                                          273         1,965
      Increase in receivables                                                (1,702)       (3,758)
      Increase in inventories and other current assets                       (7,325)          (48)
      Increase (decrease) in accounts payable and accrued expenses            2,133       (23,202)
                                                                         ----------     ---------

Net cash provided by operating activities                                    41,135        20,718
                                                                         ----------     ---------

INVESTING ACTIVITIES:


  Purchases of plant and equipment                                          (28,372)      (26,108)
  Other                                                                       2,268        (2,554)
                                                                         ----------     ---------

Net cash used by investing activities                                       (26,104)      (28,662)
                                                                         ----------     ---------

FINANCING ACTIVITIES:
  Proceeds from long-term borrowings                                         23,612        22,450
  Long-term debt retirements and payments                                   (13,494)      (11,270)
  Short-term borrowings, net                                                   (207)        1,685
  Cash dividends paid to minority shareholders of subsidiaries               (8,850)      (13,504)
                                                                         ----------     ---------

Net cash provided (used) by financing activities                              1,061          (639)
                                                                         ----------     ---------

Effect of currency translation on cash and cash equivalents                    (373)         (769)
                                                                         ----------     ---------

Net increase (decrease) in cash and cash equivalents                         15,719        (9,352)

Cash and cash equivalents, beginning of period                               21,007        33,715
                                                                         ----------     ---------

Cash and cash equivalents, end of period                                    $36,726       $24,363
                                                                         ==========     =========

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

A summary of the restructuring reserve activity for the six months ended September 30, 1996 follows:


 (IN THOUSANDS)
                                                  UTILIZED IN
                                                    THE SIX
                                                  MONTHS ENDED      BALANCE AT
                                    BALANCE AT    SEPTEMBER 30,   SEPTEMBER 30,
                                  MARCH 31, 1996       1996            1996
                                  --------------  -------------   -------------

  Severance and other employee
  termination costs                   $  8,399        $5,761      $  2,638
  Fixed asset recovery reserves         13,100             -        13,100
  Other current assets                     299           277            22
  Contractual obligations                3,281         1,295         1,986
                                  --------------  -------------   -------------
                                       $25,079        $7,333       $17,746
                                  ==============  =============   =============

Of the restructuring reserve remaining at September 30, 1996, $3.8 million was included in accrued liabilities, $0.8 million was included in other long-term liabilities and $13.1 million was reported as a reduction of property, plant and equipment.

3.   INCOME TAXES

The effective income tax rates in the current and prior year periods were lower than the U.S. Federal income tax rate due primarily to the mix of taxable income between jurisdictions as well as the anticipated utilization of carryforward foreign and other tax credits.

4.   INVENTORIES

The components of inventories are as follows:

  (IN THOUSANDS)
                                         SEPTEMBER 30,      MARCH 31,
                                             1996             1996
                                         -------------     -----------
 Raw materials and supplies                $37,687           $30,892
 Work in process                            11,892            10,593
 Finished goods                             16,616            18,233
                                         -------------     -----------
                                           $66,195           $59,718
                                         =============     ===========

5.   CONTINGENCIES

On March 30, 1992, OCAP Acquisition Corp. ("OCAP") commenced an action in the Supreme Court of the State of New York, County of New York, against Paco Pharmaceutical Services, Inc. ("Paco"), certain of its subsidiaries, the Company and R.P. Scherer International Corporation (collectively, the "defendants"), arising out of the termination of an Asset Purchase Agreement dated February 21, 1992 (the "Purchase Agreement") between OCAP and the defendants providing for the purchase of substantially all the assets of Paco. On May 15, 1992, OCAP served an amended verified complaint (the "Amended Complaint"), asserting causes of action for breach of contract and breach of the implied covenant of good faith and fair dealing, arising out of defendants' March 25, 1992 termination of the Purchase Agreement, as well as two additional causes of action that were subsequently dismissed by order of the court. The Amended Complaint sought $75 million in actual damages and $100 million in punitive damages, as well as OCAP's attorney fees and other litigation expenses, costs and disbursements incurred in bringing this action. The Company and R.P. Scherer International Corporation asserted a counterclaim against OCAP for breach of contract and breach of the covenant of good faith and fair dealing arising out of the termination of the Purchase Agreement. In April 1996, the court rendered a verdict in the Company's favor on all claims in the Amended Complaint and also dismissed the Company's counterclaim against OCAP. OCAP has filed a notice of appeal for the dismissal of its claims and the Company has filed a notice of cross appeal for the dismissal of its counter claim. In the opinion of management, the ultimate outcome of any potential appeals related to this decision will not have a material adverse effect on the Company's business or financial condition.

The Company was informed in August 1992 that soil at a manufacturing facility in North Carolina owned and operated by the Company from 1975 to 1985 contained levels of tetrachlorethene and other substances which exceeded environmental standards. The Company voluntarily conducted a remedial investigation and remedial and removal actions by the Company and the current owner of the facility are ongoing. The Company will continue to perform additional studies and remediation of the area, including testing and removal of groundwater, which may indicate the necessity for additional remedial and removal actions in the future. On the basis of the results of investigations performed to date, the Company does not believe that potential future costs associated with either the investigation or any potential remedial or removal action will ultimately have a material adverse impact on the Company's business or financial position.

The Company is a party to various other legal proceedings arising in the ordinary course of business, none of which is expected to have a material adverse effect on the Company's financial position, results of operations, liquidity or capital resources.

ITEM 2    MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
          OF OPERATIONS AND FINANCIAL CONDITION

GENERAL

The following discussion and analysis of financial results and condition covers the three and six month periods ended September 30, 1996 and 1995. A majority of the Company's sales, income and cash flows are derived from its international operations. With the exception of operations in highly inflationary economies, which are measured in U.S. dollars, the financial position and the results of operations of the Company's foreign operations are measured using the local currencies of the countries in which they operate and are translated into U.S. dollars. Although the effects of foreign currency fluctuations are mitigated by the fact that expenses of foreign subsidiaries are generally incurred in the same currencies in which sales are generated, the reported results of operations of the Company's foreign subsidiaries are affected by changes in foreign currency exchange rates and, as compared to prior periods, will be higher or lower depending upon a weakening or strengthening of the U.S. dollar. In addition, a substantial portion of the Company's net assets are based in its foreign operations and are translated into U.S. dollars at the foreign currency exchange rates in effect at the end of each period. Accordingly, the Company's consolidated shareholders' equity will fluctuate depending upon the strengthening or weakening of the U.S. dollar.

RESULTS OF OPERATIONS

QUARTERS ENDED SEPTEMBER 30, 1996 AND 1995

Second-quarter sales of $143.5 million increased 7.4% over the $133.5 million reported in the prior year period. Measured using constant foreign exchange rates, second-quarter sales increased 9.3%. The second-quarter sales increase resulted primarily from a 23.6% increase in sales of Vitamin E and other health and nutritional ("H&N") softgels, predominantly in the United States, the United Kingdom and Australia, combined with a 9.7% increase in sales of over-the-counter ("OTC") softgel products. Such sales gains were partially offset by a 14.8% decline in prescription pharmaceutical softgel sales, attributable to a 33.6% decline in prescription pharmaceutical softgels sales by the Company's German subsidiary versus the same period last year. The German subsidiary's second-quarter prescription pharmaceutical softgel sales comparison was adversely affected by the inclusion of strong launch-related sales of Novartis' NEORAL-Registered Trademark- softgel product in the prior year period and by the German government's current effort to reduce spending on prescription products. ZYDIS-Registered Trademark- revenue increased 31.7% in the second quarter, continuing that business' strong growth.

Operating income for the quarter ended September 30, 1996 was $21.8 million as compared to the $20.5 million earned in the prior year, a 6.4% increase. On a constant exchange rate basis, second-quarter operating income increased 7.8%. Operating income gains were driven by the strength of Vitamin E and other H&N sales worldwide, partially offset by lower profitability in Germany resulting from decreased demand for higher margin prescription pharmaceutical softgel products. For the quarter ended September 30, 1996, net recurring Research and Development expense was $1.1 million below last year's second quarter. While gross recurring R&D expenses approximated prior year levels, reduced PULSINCAP-Registered Trademark- expenditures and a $0.6 million increase in customer reimbursements resulted in the lower net recurring R&D expense versus the same period last year. Second quarter R&D expense related to the Company's Advanced Therapeutic Products ("ATP") group of $1.9 million approximated prior year levels. Second-quarter selling, general and administrative ("SG&A") expense was 12.4% of sales versus 13.4% of sales in the same period last year. The improvement in the SG&A ratio was largely attributable to cost savings resulting from the previously announced closing of softgel facilities in Neuvic, France and Windsor, Canada.

The Company generated net income of $11.5 million, or $0.47 per share, in the quarter ended September 30, 1996, as compared to the $8.3 million, or $0.34 per share, earned in last year's second quarter. The strengthening of the U.S. dollar had the effect of reducing second-quarter net income by $0.02 per share as compared to the second-quarter last year. Interest expense fell 16.8% versus the prior year second quarter due to debt reductions reflecting the Company's strong operating cash flow and lower average borrowing rates. The effective tax rate in both years approximated 30%.

SIX MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

Consolidated sales for the six month period ended September 30, 1996 were $288.8 million, a 2.4% increase versus the $281.9 million reported in the prior year period. The stronger U.S. dollar relative to most foreign currencies reduced reported first-half sales. Measured using constant foreign exchange rates, sales in the current year period increased 5.3%. The current year sales increase resulted primarily from gains in Vitamin E and H&N softgel sales in the United States, the United Kingdom and Australia, partially offset by lower pharmaceutical product sales of nifedipine, due to public concern regarding use of the immediate release form of the product, and of SANDIMMUNE-Registered Trademark- / NEORAL-Registered Trademark- and Abbott Laboratories' HYTRIN-Registered Trademark-. ZYDIS-Registered Trademark- revenue increased 24% in the first half of fiscal 1997.

Operating income for the six months ended September 30, 1996 was $48.8 million as compared to the $50.6 million earned in the prior year, a 3.6% decrease. On a constant exchange rate basis, year-to-date operating income declined 1.1%. First-half operating income comparisons reflect a higher proportion of H&N product in the sales mix, including a large increase in sales of Vitamin E softgels. Lower gross profit margins were partially offset by the benefit of cost reduction efforts undertaken in fiscal 1996, as evidenced by a decline in first-half SG&A expense as a percentage of sales to 12.1% versus 12.9% in the prior year period. The improvement in the SG&A ratio was largely attributable to cost savings resulting from the previously announced closing of softgel facilities in Neuvic, France and Windsor, Canada and from the elimination of certain administrative, marketing and development staff positions at other locations. For the six months ended September 30, 1996, net recurring Research and Development expense was $1.7 million below the prior year period. While gross recurring softgel R&D expenses approximated prior year levels, reduced PULSINCAP-Registered Trademark-expenditures and a $0.9 million increase in customer reimbursement resulted in the lower net recurring R&D expense versus the same period last year.
Also for the first six months of fiscal 1997, R&D expense related to the Company's ATP group decreased $0.8 million to $3.4 million, due primarily to the timing of certain expenditures related to clinical studies of ATP products.

The Company generated net income of $25.1 million, or $1.02 per share, in the six months ended September 30, 1996, as compared to the $22.0 million, $0.90 per share, earned in last year's first half. The strengthening of the U.S. dollar had the effect of reducing net income by $0.04 per share in the six months ended September 30, 1996, as compared to the same period last year. Interest expense was $1.0 million, or 14.5%, below the prior year due primarily to lower borrowing rates and the strong cash flow provided by operations. The effective tax rate in the current year period approximated 30%.

RESULTS BY GEOGRAPHIC SEGMENT

The following sets forth operating results for each of the Company's geographic segments for the six month periods ended September 30, 1996 and 1995:


(IN THOUSANDS)                                 SALES                     OPERATING INCOME      OPERATING MARGIN
                                    ----------------------------     -----------------------  -------------------
                                       1996              1995          1996          1995      1996         1995
                                    ----------        ----------     ---------     ---------  -------     -------
United States                       $  83,814          $  64,280     $  17,914     $  15,353    21.4%       23.9%
Europe                                150,298            164,126        25,675        35,060    17.1        21.4
Other International                    54,639             53,483        11,942         9,078    21.9        17.0
Unallocated (1)                             -                  -        (6,698)       (8,855)      -           -
                                    ----------        ----------     ---------     ---------  -------     -------
                                     $288,751           $281,889       $48,833       $50,636    16.9%       18.0%
                                    ==========        ==========     =========     =========  =======     =======

  (1) Includes general Corporate expenses and expenses associated with the ATP Group.

The Company's United States operations generated a 30.4% sales gain for the six months ended September 30, 1996, reflecting in part increased production of softgels for the Canadian market as a result of the Spring 1996 closing of the Windsor, Canada softgel facility. However, the majority of the first-half increase resulted from a 79.3% increase in nutritional softgel sales, driven primarily by increased sales of Vitamin E softgel products. First-half sales of prescription pharmaceutical softgels declined versus the year ago period, due primarily to reduced sales of nifedipine and HYTRIN-Registered Trademark-, partially offset by a 9.7% increase in OTC pharmaceutical softgel sales. For this same period, operating income grew by 16.7%, or $2.6 million, yielding a 21.4% operating margin as compared with 23.9% in the prior year period, primarily as a result of the shift in product mix toward lower margin Vitamin E softgels.

Sales in Europe decreased 8.4% for the six months ended September 30, 1996, as compared to the same period last year. The first-half sales change resulted primarily from lower nifedipine and SANDIMMUNE-Registered Trademark- / NEORAL-Registered Trademark- softgel sales and lower OTC pharmaceutical softgel sales by the Company's German subsidiary, partially offset by increased United Kingdom H&N sales. As a result of lower sales volume and a shift in sales mix from higher margin pharmaceutical products to lower margin H&N product sales, operating income decreased 26.8% between the two periods.

Sales in the Company's Other International segment increased only 2.2% for the six months ended September 30, 1996, due primarily to the transfer of Canadian softgel production to the United States and the weakness of the Japanese yen versus the U.S. dollar. Excluding Canada softgels, Other International sales on a constant dollar basis increased 15.9% due primarily to the strengthening of Vitamin E and H&N softgel markets in Australia and Japan and strong demand for the Company's hardshell capsules. For the same period, operating income increased 31.5% due to improved profitability in Australia, Japan and in the hardshell business as well as the closing of the unprofitable Canadian softgel facility.

CASH FLOWS

Cash and cash equivalents increased by $15.7 million for the six months ended September 30, 1996, as compared with an decrease of $9.4 million in the same period in 1995. Cash provided by operations increased $20.4 million to $41.1 million in the current year period versus the $20.7 million provided by operations in the prior year period. The fiscal 1997 increase in cash provided by operations resulted from increased earnings combined with a dramatically lower rate of increase in cash used for working capital as compared to the first half of fiscal 1996. In the fiscal 1997 period, the increase in working capital resulted primarily from an increase in raw material inventory due to increased production of Vitamin E and other H&N products and to the timing of gelatin purchases. For the period ended September 30, 1995, cash provided by earnings was significantly offset by a $27.0 million increase in net working capital. Such net working capital increase resulted primarily from a reduction of current liabilities due to the timing of foreign tax payments and capital asset purchases, the timing of dividend and interest payments to minority shareholders and an increase in customer receivables.

Capital expenditures for the current year period amounted to $28.4 million, compared to the prior year period's capital expenditures of $26.1 million. First-half capital expenditures consisted primarily of costs related to the expansion and upgrade of softgel production facilities in France and Japan and of the ZYDIS-Registered Trademark- production facility in Swindon, U.K. Prior period capital spending consisted primarily of expenditures in the United Kingdom related to the continuing expansion of the ZYDIS-Registered Trademark- production facility, for the ongoing expansion and renovation of pharmaceutical softgel facilities in Germany and France, and general facility and equipment additions and improvements.

Financing activities for the six months ended September 30, 1996, include net borrowings of $10.1 million under the Company's bank credit facilities, primarily to fund capital and research expenditures in the United Kingdom, and the payment of $8.9 million of dividends to minority shareholders. In the prior year period, financing activities principally reflect the payment of $13.5 million of dividends to minority shareholders, as well as a net $9.7 million of borrowings under the Company's bank credit facility used principally to fund capital and research expenditures in the United States.

LIQUIDITY AND FINANCIAL CONDITION

During the next several years, a significant portion of the Company's cash flow will be used to fund capital expenditures, to fund research and development, to service and reduce indebtedness, to fund Restructuring-related cash outlays during 1997 and, depending on market conditions, to repurchase up to 5% of the Company's outstanding common stock.
 The Company believes that future cash flow from operations, together with cash and short-term investments aggregating $40.5 million at September 30, 1996 and amounts available under existing bank credit facilities, will be adequate to meet anticipated capital investment, operating, restructuring, stock repurchase and debt service requirements. The Company does not currently have plans to declare or pay cash dividends.

On October 29, 1996, Standard & Poor's raised R.P. Scherer Corporation's corporate credit rating and senior unsecured credit rating to triple-B from triple-B-minus. At September, 30, 1996, the Company's outstanding indebtedness consisted of $99.5 million of 6 3/4% senior notes (net of a $0.5 million discount), $63.4 million of borrowings under the Company's bank credit facilities, $6.4 million of industrial development revenue bonds and approximately $10.5 million of other indebtedness.

Capital expenditures are anticipated to approximate $80 million for fiscal 1997 and are expected to decline somewhat per year thereafter. Such expenditures will be used primarily to continue the upgrade and expansion of dedicated pharmaceutical softgel production capacity to meet anticipated customer demand, as well as to ensure continuing compliance with pharmaceutical Good Manufacturing Practices (GMP) standards. In addition, such expenditures will include further major expansions of production facilities for ZYDIS-Registered Trademark-. As of September 30, 1996, the Company had $9.1 million of commitments for future capital expenditures.

The Company will also continue to invest a significant portion of its cash flow in research and development activities for its advanced drug delivery systems, as well as to develop new drug delivery technologies and to fund the Company's ATP initiative. The Company believes that changes currently affecting worldwide pharmaceutical markets will enhance the commercial value of products which can demonstrate therapeutic and cost benefits over existing therapies and, through ATP, intends to capitalize upon these trends by creating new products which reformulate existing compounds utilizing the Company's proprietary drug delivery technologies. The Company expects that expenses associated with ATP will approximate $9 million in fiscal 1997. While ATP option or licensing fees may be earned and recognized in the latter half of fiscal 1997, no significant revenues from ATP product sales or royalties are expected until after fiscal 1997, assuming the development and commercialization of such ATP products is successful.

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

FORWARD LOOKING INFORMATION

Except for the historical information contained herein, the matters discussed in this Report Form 10-Q are forward looking statements that involve risks and uncertainties. Certain important factors could cause the Company's actual results to differ materially from expected and historical results, including, but not limited to, the following: volatility of key nutritional products markets; generic competition to key customer pharmaceutical products; timing of completion of the Company's restructuring program; successful formulation, scale-up, development, and commercialization of customer, ATP and other company products; global economic factors; regulatory matters related to product testing and approvals for the Company and its customers; competitive products and pricing; and product and drug delivery system development and other technological issues. These forward looking statements, as further described in the Company's Annual Report and on Form 10-K, as filed with the Securities and Exchange Commission, represent the Company's judgment as of the date the information was prepared.

                         PART II

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY
          HOLDERS

  The Annual Meeting of Stockholders of R.P. Scherer Corporation was held on September 11, 1996, for the purpose of electing a Board of Directors and approving the appointment of independent auditors.

  The shareholders elected the Company's entire Board of Directors. The persons elected to the Company's Board of Directors and the number of shares cast for, and the number of shares withheld, with respect to each of these persons were as follows:

                                                FOR        WITHHELD
               Aleksandar Erdeljan          18,751,270      13,165
               Lori G. Koffman              18,747,620      16,815
               Frederick Frank              18,746,453      17,982
               James A. Stern               18,750,480      13,955
               Louis Lasagna                18,743,521      20,914
               Robert H. Rock               18,750,495      13,940
               John E. Avery                18,746,220      18,218



  The shareholders ratified the appointment of Arthur Andersen LLP as auditors of the Company for the fiscal year ending March 31, 1997 by the following vote: 18,691,855 shares having voted "for", 37,775 shares having voted "against", 34,805 shares having abstained from voting, and zero shares having not voted.



ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K

  (a)  EXHIBITS:
          27 - Financial Data Schedule

  (b)  REPORTS ON FORM 8-K:  None.

                                 SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   R.P. SCHERER CORPORATION


Date:    November 13, 1996         By:     /s/ Nicole S. Williams
                                      --------------------------------
                                      Nicole S. Williams
                                      Executive Vice President, Finance,
                                      Chief Financial Officer and
                                      Secretary