Form 10-Q
period 1996-12-31
SCHERER R P CORP /DE/
filed 1997-02-14
CIK 855106

==============================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                       -----------------------------------


                                    FORM 10-Q


/X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                             EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1996

                                       OR

   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934


                         COMMISSION FILE NUMBER 33-30999

                          -----------------------------

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

                          ---------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  YES  /X/    NO

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Number of shares outstanding of the registrant's common stock as of February 7, 1997: 23,546,817 shares of common stock, par value $.01.


==============================================================================

                                      PART I

ITEM 1       FINANCIAL STATEMENTS



                            R.P. SCHERER CORPORATION AND SUBSIDIARIES
                              CONSOLIDATED STATEMENT OF OPERATIONS

                                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                   --------------------------------------------------------------------------
                                                    FOR THE THREE MONTHS ENDED            FOR THE NINE MONTHS ENDED
                                                           DECEMBER 31,                           DECEMBER 31,
                                                   ----------------------------------      ----------------------------------
                                                    1996                  1995                   1996                1995
                                                  --------               ---------            ---------             --------
 Net sales                                        $149,874               $137,582             $438,625             $419,471
 Cost of sales                                      98,950                 90,201              294,640              273,203
 Selling and administrative expenses                18,576                 16,672               53,482               53,127
 Research and development expenses, net              5,907                  5,590               15,229               17,385
                                                   --------                -------             --------            --------
 Operating income                                   26,441                 25,119               75,274               75,756

 Interest expense                                    2,620                  2,953                8,593                9,938
 Interest earned and other                            (695)                  (675)              (1,799)              (1,474)
                                                   -------                --------            ---------             --------
 Income from continuing operations before
   income taxes and minority interests              24,516                 22,841               68,480               67,292

 Income taxes                                        6,542                  6,286               19,516               20,222
 Minority interests                                  2,890                  3,301                8,821               11,797
                                                  ---------              ---------             --------            ---------
 Net income                                        $15,084                $13,254              $40,143              $35,273
                                                  =========              =========             =======              ========

 Per Common and Common Equivalent Share:
      Net income                                    $0.61                  $0.54                $1.63                $1.43
                                                  ========               ========               ======              =======


 Average number of common and common
   equivalent shares                                24,577                 24,600               24,679               24,612


     The accompanying notes are an integral part of this statement.

                                  R.P. SCHERER CORPORATION AND SUBSIDIARIES
                                CONSOLIDATED STATEMENT OF FINANCIAL POSITION

                                                         (IN THOUSANDS)
                                                DECEMBER 31,        MARCH 31,
                                                   1996              1996
                                                ------------       -----------
                     ASSETS

 CURRENT ASSETS:
   Cash and cash equivalents                 $   52,097         $   21,007
   Short-term investments                         3,455              4,880
   Receivables, less reserves of:
        December 31, 1996 - $4.0 million;
        March 31, 1996 - $4.8 million           118,736            129,472
   Inventories                                   70,274             59,718
   Other current assets                           8,417              6,659
                                                -------          ----------
                                                252,979            221,736
 PROPERTY:                                      -------          -----------
   Property, plant and equipment, at cost       449,785            411,396
   Accumulated depreciation                    (139,288)          (124,676)
                                               ---------          ----------
                                                310,497            286,720
 OTHER ASSETS:                                 ---------          ---------
  Goodwill and intangibles, net of              170,589            175,622
   amortization
  Other assets                                   20,090             23,303
                                               --------           ---------
                                                190,679            198,925
                                               --------           ---------
                                               $754,155           $707,381
                                               ========           =========

      LIABILITIES AND SHAREHOLDERS' EQUITY

 CURRENT LIABILITIES:
   Notes payable and current portion of       $   6,435          $   5,834
    long-term debt
   Accounts payable                              47,677             57,985
   Accrued liabilities                           34,712             41,839
   Accrued income taxes                          11,508              9,632
                                                --------           -------
                                                100,332            115,290
                                                --------           -------
 LONG-TERM LIABILITIES AND OTHER:
   Long-term debt                               185,886            164,652
   Other long-term liabilities                   57,189             57,329
   Deferred income taxes                         36,126             32,482
   Minority interests in subsidiaries            34,388             37,268
                                                -------            -------
                                                313,589            291,731
                                                -------            -------

 COMMITMENTS AND CONTINGENCIES (Note 5)

 SHAREHOLDERS' EQUITY:
   Preferred stock, 500,000 shares authorized,        -                  -
     none issued
   Common stock, $.01 par value, 50,000,000
     shares authorized; shares issued:
     December 31, 1996 - 23,534,179 shares;
     March 31, 1996 - 23,460,453 shares             235                235
   Additional paid-in capital                   241,604            239,705
   Retained earnings                            105,847             65,705
   Currency translation adjustment               (7,453)            (5,285)
                                               ---------          ----------
                                                340,234            300,360
                                               ---------          ----------
                                               $754,155           $707,381
                                               =========          ==========

              The accompanying notes are an integral part of this statement.

                     R.P. SCHERER CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF CASH FLOWS



                                                           (IN THOUSANDS)
                                                      FOR THE NINE MONTHS ENDED
                                                             DECEMBER 31,
                                                    ---------------------------
                                                       1996           1995
                                                   ----------      -----------
 OPERATING ACTIVITIES:
   Net income                                       $ 40,143       $ 35,273
   Adjustments to reconcile net income to net cash
    provided by operating activities:
       Depreciation                                   18,805         17,990
       Amortization of intangible assets and debt      4,894          4,809
        discount
       Minority interests in net income                8,821         11,797
       Deferred tax provision and other                8,086            785
       Decrease in receivables                        10,251          3,363
       (Increase) decrease  in inventories and other (10,379)         1,547
        current assets
       Decrease in accounts payable and accrued      (14,460)       (35,684)
        expenses                                   ----------      ----------

 Net cash provided by operating activities            66,161         39,880
                                                   ----------       ---------
 INVESTING ACTIVITIES:
   Purchases of plant and equipment                  (42,227)       (44,036)
   Other                                              (2,306)        (4,660)
                                                   ----------       ---------
 Net cash used by investing activities               (44,533)       (48,696)
                                                   ----------       ---------

 FINANCING ACTIVITIES:
   Proceeds from long-term borrowings                 32,319         30,595
   Long-term debt retirements and payments           (15,741)       (16,131)
   Short-term borrowings, net                          1,294          1,744
   Cash dividends paid to minority shareholders of    (8,214)       (13,504)
    subsidiaries                                    ---------       --------

 Net cash provided by financing activities             9,658          2,704
                                                    ---------       --------
 Effect of currency translation on cash and cash        (196)        (1,002)
 equivalents                                        ---------       ---------

 Net increase (decrease) in cash and cash             31,090         (7,114)
  equivalents

 Cash and cash equivalents, beginning of period       21,007         33,715
                                                     --------        ---------
 Cash and cash equivalents, end of period            $52,097        $26,601
                                                     ========       ==========

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

2.   RESTRUCTURING

In the fourth quarter of fiscal 1996, the Company announced a restructuring plan designed to enhance the Company's long-term profitability by reducing and rationalizing manufacturing and overhead structures which were primarily servicing non-pharmaceutical markets (the "Restructuring"). The Restructuring included the closure of two softgel manufacturing plants, as well as the consolidation and elimination of certain marketing, administrative, and development staff in several other locations. The Restructuring was substantially completed in the first nine months of fiscal 1997. As a result of the Restructuring and other special charges, the Company recorded a special provision totaling $33.8 million before income tax effects in the fourth quarter of fiscal 1996. Further information with regard to the Restructuring is included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1996, as filed with the Securities and Exchange Commission.

A summary of the restructuring reserve activity for the nine months ended December 31, 1996 follows:

      (IN THOUSANDS)                             UTILIZED IN
                                                  THE NINE
                                                   MONTHS         BALANCE
                                 BALANCE AT         ENDED           AT
                                  MARCH 31,      DECEMBER 31,    DECEMBER 31,
                                    1996            1996           1996
                                 ----------     ------------     -----------
 Severance and other employee
 termination costs             $  8,399          $7,330        $  1,069
 Fixed asset recovery reserves   13,100           6,317           6,783
 Other current assets               299             299              -
 Contractual obligations          3,281           2,283             998
                               --------        ---------        --------
                                $25,079         $16,229          $8,850
                               ========        =========        =========


Of the restructuring reserve remaining at December 31, 1996, $1.4 million was included in accrued liabilities, $0.7 million was included in other long-term liabilities and $6.8 million was reported as a reduction of property, plant and equipment.

3.   INCOME TAXES

The effective income tax rates in the current and prior year periods were lower than the U.S. Federal income tax rate due primarily to the mix of taxable income between jurisdictions as well as an increase in the expected utilization of carryforward foreign and other tax credits.

4.   INVENTORIES

The components of inventories are as follows:

      (IN THOUSANDS)                   DECEMBER 31,      MARCH 31,
                                          1996             1996
                                      ------------      ----------
      Raw materials and supplies       $41,795           $30,892
      Work in process                    7,676            10,593
      Finished goods                    20,803            18,233
                                      -----------       ----------
                                       $70,274           $59,718
                                      ==========        ==========

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

ITEM 2    MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
          OF OPERATIONS AND FINANCIAL CONDITION

GENERAL

The following discussion and analysis of financial results and condition covers the three and nine month periods ended December 31, 1996 and 1995. A majority of the Company's sales, income and cash flows are derived from its international operations. With the exception of operations in highly inflationary economies, which are measured in U.S. dollars, the financial position and the results of operations of the Company's foreign operations are measured using the local currencies of the countries in which they operate and are translated into U.S. dollars. Although the effects of foreign currency fluctuations are mitigated by the fact that expenses of foreign subsidiaries are generally incurred in the same currencies in which sales are generated, the reported results of operations of the Company's foreign subsidiaries are affected by changes in foreign currency exchange rates and, as compared to prior periods, will be higher or lower depending upon a weakening or strengthening of the U.S. dollar. In addition, a substantial portion of the Company's net assets are based in its foreign operations and are translated into U.S. dollars at the foreign currency exchange rates in effect at the end of each period. Accordingly, the Company's consolidated shareholders' equity will fluctuate depending upon the strengthening or weakening of the U.S. dollar.

RESULTS OF OPERATIONS

QUARTERS ENDED DECEMBER 31, 1996 AND 1995

Third-quarter sales of $149.9 million increased 9% over the $137.6 million reported in the prior year period. Measured using constant foreign exchange rates, third-quarter sales increased 11%. The third-quarter sales increase resulted primarily from: a 12% increase in sales of Vitamin E and other health and nutritional ("H&N") softgels, primarily in the United States, the United Kingdom and Australia; an 11% increase in sales of over-the-counter softgel products reflecting a strong cough/cold season in the United States; and from a 60% increase in ZYDIS-Registered Trademark- revenue. Prescription pharmaceutical softgel sales increased marginally in the third quarter, reflecting primarily increased U.S. pharmaceutical softgel sales and increased sales of Novartis' NEORAL-Registered Trademark-softgel products versus the prior year period, partially offset by reduced world-wide sales of nifedipine due in part to concern in the medical community regarding use of the immediate release form of the product.

Operating income for the quarter ended December 31, 1996 was $26.4 million as compared to the $25.1 million earned in the prior year quarter, a 5% increase. On a constant exchange rate basis, third-quarter operating income increased 8%. Third-quarter operating income comparisons were favorably affected by the previously discussed sales increases, partially offset by a higher proportion of lower margin H&N products in the sales mix and by lower profitability in continental Europe resulting primarily from the weakness of key European economies. Third-quarter selling, general and administrative ("SG&A") expense represented 12.4% of sales versus 12.1% of sales in the same period last year. Third-quarter net research and development ("R&D") expense increased $0.3 million to $5.9 million. Net recurring research and development spending decreased 9% versus the year-ago period as a $0.9 million increase in customer reimbursement more than offset a 32% increase in gross recurring R&D expense. Third-quarter R&D expense related to the Company's Advanced Therapeutic Products ("ATP") group was $2.3 million, an increase of $0.7 million over the prior year period due to increased expense resulting from clinical studies.

The Company generated net income of $15.1 million, or $0.61 per share, in the quarter ended December 31, 1996, as compared to the $13.3 million, or $0.54 per share, earned in last year's third quarter. The strengthening of the U.S. dollar had the effect of reducing third-quarter net income by $0.01 per share as compared to the third-quarter last year. Net interest expense fell 15% versus the prior year third quarter due primarily to favorable short-term interest rates and lower average borrowings reflecting the Company's ability to fund capital investment with internally generated funds. In addition to lower net interest expense, current quarter comparisons benefited from a reduction of the estimated consolidated effective tax rate to 26.7% versus 27.5% in the prior year quarter. The lower effective income tax rate in the quarter reflected a favorable shift in the geographic mix of pretax income and expected improvements in the utilization of foreign tax credits and other tax benefits in the current fiscal year, and changes in the estimated tax benefits realized resulting from the fiscal 1996 Restructuring.

NINE MONTHS ENDED DECEMBER 31, 1996 AND 1995

Consolidated sales for the nine month period ended December 31, 1996 were $438.6 million, a 5% increase versus the $419.5 million reported in the same period last year. The stronger U.S. dollar relative to most foreign currencies reduced reported sales for the nine-month period. Measured using constant foreign exchange rates, sales in the current year period increased 7%. The current year sales increase resulted primarily from gains in Vitamin E and H&N softgel sales in the United States, the United Kingdom and Australia, partially offset by weak demand for all types of softgel products in continental Europe, a 44% decline in sales of nifedipine and lower first-half SANDIMMUNE-Registered Trademark- / NEORAL-Registered Trademark-volume as compared to the prior year period which included pipeline loading related to the U.S. launch of NEORAL-Registered Trademark-. ZYDIS-Registered Trademark-revenue increased 37% in the first three quarters of fiscal 1997, continuing that business' strong growth.

Operating income for the nine months ended December 31, 1996 was $75.3 million as compared to the $75.8 million earned in the prior year, a 1% decrease. However, on a constant exchange rate basis, year-to-date operating income increased 2%. Operating income comparisons for the nine month period reflect a higher proportion of lower margin H&N product in the sales mix, including a large increase in sales of Vitamin E softgels. Lower gross profit margins in the year-to-date period were partially offset by the benefit of cost reduction efforts undertaken in fiscal 1996, as evidenced by a decline in SG&A expense as a percentage of sales to 12.2% versus 12.7% in the prior year period. The improvement in the SG&A ratio was largely attributable to cost savings resulting from the previously announced closing of softgel facilities in Neuvic, France and Windsor, Canada and from the elimination of certain administrative, marketing and development staff positions at other locations. For the nine months ended December 31, 1996, net research and development expense was $2.2 million below the prior year period. While gross recurring softgel R&D expenses approximated prior year levels, reduced PULSINCAP-TM- expenditures and increased customer reimbursement resulted in lower net recurring R&D expense versus the same period last year. Also for the first nine months of fiscal 1997, R&D expense related to the Company's ATP group of $5.7 million approximated prior year outlays.

The Company generated net income of $40.1 million, or $1.63 per share, in the nine months ended December 31, 1996, as compared to the $35.3 million, $1.43 per share, earned in the same period last year. The strengthening of the U.S. dollar had the effect of reducing net income by $0.05 per share in the nine months ended December 31, 1996, as compared to the same period last year. Interest expense was $1.3 million, or 13%, below the prior year due primarily to lower borrowing rates and lower average borrowings. In addition to lower net interest expense, current fiscal year comparisons benefited from a reduction of the estimated consolidated effective tax rate to 28% versus 30% in the prior year period. The lower effective income tax rate reflects a favorable shift in the geographic mix of pretax income and expected improvements in the utilization of foreign tax credits and other tax benefits in the current fiscal year, and changes in the estimated tax benefits realized resulting from the fiscal 1996 Restructuring.

RESULTS BY GEOGRAPHIC SEGMENT

The following sets forth operating results for each of the Company's geographic segments for the nine month periods ended December 31, 1996 and 1995:


 (IN THOUSANDS)                 SALES                               OPERATING INCOME                    OPERATING MARGIN
                       ----------------------------         -------------------------------        --------------------------
                           1996               1995              1996              1995                1996             1995
                       ----------           --------        ----------          -------             --------          -------
 United States          $130,025            $99,703          $ 27,598            $24,540              21.2%            24.6%
 Europe                  226,742            237,965            38,121             48,060              16.8             20.2
 Other International      81,858             81,803            17,406             15,618              21.3             19.1
 Unallocated (1)            -                  -               (7,851)           (12,462)              -                -
                       ---------          ----------         ---------           --------            -------           ------
                        $438,625           $419,471           $75,274            $75,756              17.2%            18.1%
                       =========          ==========          ========           ========

  (1) Includes general Corporate expenses and expenses associated with the ATP Group.

The Company's United States operations generated a 30% sales gain for the nine months ended December 31, 1996, reflecting in part increased production of softgels for the Canadian market as a result of the Spring 1996 closing of the Windsor, Canada softgel facility. However, the majority of the nine-month increase resulted from a 61% increase in nutritional softgel sales, driven primarily by increased sales of Vitamin E softgel products. Total U.S. pharmaceutical softgel sales increased 3% versus the year ago period as a 15% increase in over-the-counter ("OTC") pharmaceutical softgel sales resulting from a strong cough/cold season offset reduced sales of nifedipine and Abbott Laboratories' HYTRIN-Registered Trademark-. For this same period, operating income grew by 12%, or $3.1 million, yielding a 21.2% operating margin as compared with 24.6% in the prior year period, primarily as a result of the shift in product mix toward lower margin Vitamin E softgels.

As compared to the same period last year, sales in Europe decreased 5% for the nine months ended December 31, 1996. On a constant dollar basis, year-to-date European sales were flat as strong United Kingdom H&N sales gains were offset by weak sales throughout continental Europe. Sales of the Company's German operations were adversely influenced by lower sales of nifedipine, comparison against the prior year first-half launch of NEORAL-Registered Trademark- in the United States, and by lower first-half OTC pharmaceutical softgel sales. Economic weakness throughout continental Europe contributed to a 25% decrease in sales of discretionary cosmetic and H&N softgel products. As a result of these factors, and of the resulting under utilization of capacity, European constant dollar operating income decreased 17% between the two periods and the operating margin fell to 16.8% of sales versus 20.2% in the prior year.

For the nine months ended December 31, 1996, sales in the Company's Other International segment approximated the prior year due primarily to the transfer of Canadian softgel production to the United States and the weakness of the Japanese yen versus the U.S. dollar, offset by strong H&N sales in Australia and Japan. Excluding Canada softgels, Other International sales on a constant dollar basis increased 14% due primarily to the strengthening of Vitamin E and H&N softgel markets in Australia and Japan and strong demand for the Company's hardshell capsules. For the same period, the operating margin increased to 21.3% of sales versus 19.1% in the same period last year due to improved profitability in Australia, Japan and the hardshell business as well as the closing of the less profitable Canadian softgel facility.

CASH FLOWS

Cash and cash equivalents increased by $31.1 million for the nine months ended December 31, 1996, as compared with a decrease of $7.1 million in the same period in 1995. Cash provided by operations increased $26.3 million to $66.2 million in the current year period versus the $39.9 million provided by operations in the prior year period. The fiscal 1997 increase in cash provided by operations resulted from increased earnings, a reduction in restructuring related deferred tax assets and a significantly lower use of cash for working capital as compared to the first nine months of fiscal 1996. In the fiscal 1997 period, the use of cash for working capital was due primarily to a reduction in Restructuring reserves, to an increase in raw material inventories attributable to increased production of Vitamin E and other H&N products and to the timing of gelatin purchases. For the prior year period ended December 31, 1995, cash provided by earnings was significantly offset by a $30.8 million increase in net working capital. Such net working capital increase resulted primarily from a reduction of current liabilities due to the timing of foreign tax payments and capital asset purchases and the timing of dividend and interest payments to minority shareholders.

Capital expenditures for the current year period were $42.2 million, compared to the prior year period's capital expenditures of $44.0 million. Year-to-date capital expenditures consisted primarily of costs related to the expansion and upgrade of softgel production facilities in France and Japan and of the ZYDIS-Registered Trademark- production facility in Swindon, United Kingdom. In the prior year period, capital spending consisted primarily of expenditures in the United Kingdom related to the continuing expansion of the ZYDIS-Registered Trademark-production facility, to the ongoing expansion and renovation of pharmaceutical softgel facilities in Germany and France, and to general facility and equipment additions and improvements.

Financing activities for the nine months ended December 31, 1996, include the payment of $8.2 million of dividends to minority shareholders as well as net borrowings of $16.6 million under the Company's bank credit facilities, primarily to fund capital requirements in the United Kingdom and Japan and research expenditures in the United Kingdom. In the prior year period, financing activities principally reflect the payment of $13.5 million of dividends to minority shareholders, as well as a net $14.5 million of borrowings under the Company's bank credit facility used principally to fund capital and research expenditures in the United Kingdom.

LIQUIDITY AND FINANCIAL CONDITION

During the next several years, a significant portion of the Company's cash flow will be used to fund capital expenditures, to fund research and development, to service and reduce indebtedness and, depending on market conditions, to repurchase up to 5% of the Company's outstanding common stock. The Company believes that future cash flow from operations, together with cash and short-term investments aggregating $55.6 million at December 31, 1996 and amounts available under existing bank credit facilities, will be adequate to meet anticipated capital investment, operating, stock repurchase and debt service requirements. The Company does not currently have plans to declare or pay cash dividends. At December 31, 1996, the Company's substantial cash position resulted, in part, from an accumulation of cash in certain foreign affiliates pending the execution of various tax planning or other strategic initiatives.

At December 31, 1996, the Company's outstanding indebtedness consisted of $99.5 million of 6 3/4% senior notes (net of a $0.5 million discount), $71.4 million of borrowings under the Company's bank credit facilities, $6.4 million of industrial development revenue bonds and approximately $12.3 million of other indebtedness.

Capital expenditures are anticipated to approximate $70 million in each of fiscal years 1997 and 1998 and are expected to decline somewhat per year thereafter. Such expenditures will be used primarily to continue the upgrade and expansion of dedicated pharmaceutical softgel production capacity to meet anticipated customer demand, as well as to ensure continuing compliance with pharmaceutical Good Manufacturing Practices (GMP) standards. In addition, such expenditures will include further major expansions of production facilities for ZYDIS-Registered Trademark-. As of December 31, 1996, the Company had $8.5 million of commitments for future capital expenditures.

The Company will also continue to invest a significant portion of its cash flow in research and development activities for its advanced drug delivery systems, as well as to develop new drug delivery technologies and to fund the Company's ATP initiative. The Company believes that changes currently affecting worldwide pharmaceutical markets will enhance the commercial value of products which can demonstrate therapeutic and cost benefits over existing therapies and, through ATP, intends to capitalize upon these trends by creating new products which reformulate existing compounds utilizing the Company's proprietary drug delivery technologies. The Company expects that expenses associated with ATP will approximate $9-$10 million in fiscal 1997 and that such expenses will increase in fiscal 1998 due to costs related to certain clinical trials. The Company anticipates that ATP group expenses will represent a significant portion of the Company's total R&D spending over the next few years. The Company further anticipates that ATP product sales and royalty revenues will exceed ATP group expenses no earlier than fiscal 2000, assuming that the development and commercialization of such ATP products is successful.

The Company periodically reviews drug delivery technologies and other businesses for potential investment, consistent with its strategic objectives. Such investments will not necessarily involve significant initial funding or funding commitments by the Company. Management intends that any acquisition which would require significant funding would be financed using a combination of available cash and short-term investments and, depending upon market conditions, the issuance of common stock. Management further intends that the Company's financing of any such acquisition would not materially increase the Company's debt to equity ratio.

INFLATION

In the view of management, the effects of inflation and changing prices on the Company's results of operations and financial condition were not significant.


FORWARD LOOKING INFORMATION

Except for the historical information contained herein, the matters discussed in this Report Form 10-Q are forward looking statements that involve risks and uncertainties. Certain important factors could cause the Company's actual results to differ materially from expected and historical results, including, but not limited to, the following: whether expected operating results can be achieved, the volatility of key nutritional products markets; generic competition to key customer pharmaceutical products; successful formulation, scale-up, development, and commercialization of customer, ATP and other company products; global economic factors and foreign exchange rate fluctuations; regulatory matters related to product testing and approvals for the Company and its customers; competitive products and pricing; and product and drug delivery system development and other technological issues. These forward looking statements, as further described in the Company's Annual Report and on Form 10-K, as filed with the Securities and Exchange Commission, represent the Company's judgment as of the date the information was prepared.

                                       PART II


ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY
          HOLDERS

          None.

ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K

  (a) EXHIBITS:

  EXHIBIT NUMBER         DESCRIPTION
  --------------       ----------------
      27           Financial Data Schedule.  Filed herewith.



  (b)  REPORTS ON FORM 8-K:  None.

                                     SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        R.P. SCHERER CORPORATION


Date:    FEBRUARY 13, 1997      By:       /s/ NICOLE S. WILLIAMS
         -----------------             ---------------------------
                                       Nicole S. Williams
                                       Executive Vice President, Finance,
                                       Chief Financial Officer and
                                       Secretary