Form 10-K405
period 1997-03-31
SCHERER R P CORP /DE/
filed 1997-06-30
CIK 855106

        As filed with the Securities and Exchange Commission on June 30, 1997

                        SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                         --------------------------------
                                   FORM 10-K

        /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                       FOR THE FISCAL YEAR ENDED MARCH 31, 1997

                                      OR

             / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER 33-30999
                        -------------------------------

                             R.P. SCHERER CORPORATION
              (Exact name of Registrant as specified in its charter)

           DELAWARE                              13-3523163
    (State of Incorporation)     (I.R.S. Employer Identification Number)

              2075 WEST BIG BEAVER ROAD, TROY, MICHIGAN    48084
          (Address of principal executive offices)       (Zip code)

        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (248) 649-0900

                        ---------------------------------
             Securities registered pursuant to Section 12(b) of the Act:

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

The aggregate market value of all shares of common stock held by non-affiliates of the Registrant as of June 25, 1997 was approximately $1,321,244,000 (based on closing price of $54.69 per share as of June 25, 1997).

Number of shares outstanding of each class of the Registrant's common stock as of June 25, 1997: 24,277,927 shares of common stock, par value $.01.

                        DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant's proxy statement relating to the 1997 annual meeting of shareholders to be held on September 11, 1997, are incorporated by reference in Part III of this Annual Report on Form 10-K.

                                      PART I
ITEM  1  BUSINESS

GENERAL

The R.P. Scherer Corporation (the "Company") is a leading international manufacturer and developer of drug delivery systems. The Company is the world's largest producer of softgels for the pharmaceutical and nutritional supplements markets and holds, or is developing, several other innovative drug delivery technologies. The two most significant drug delivery systems center around RP SCHERERSOL -TM- and ZYDIS-Registered Trademark- technologies. The Company's proprietary drug delivery systems improve the therapeutic effectiveness of drugs by controlling the rate, time and place of release of the drug in the body.

The Company produces several thousand products in softgel form, including a wide variety of pharmaceutical, vitamin, cosmetic and recreational products. R.P. Scherer has a broad domestic and international base of softgel customers, including manufacturers and wholesalers of pharmaceutical, health and nutritional, cosmetic and recreational products, with approximately one-half of the Company's sales made to the pharmaceutical industry. To meet the needs of its multinational customers and to serve new markets, the Company operates 19 softgel manufacturing facilities in 12 countries throughout the world and manufactures hardshell capsules in three of these countries. Approximately two-thirds of the Company's fiscal 1997 sales and operating income were derived from operations outside the United States.

The Company's Scherer DDS division focuses on the development of advanced drug delivery systems including ZYDIS-Registered Trademark- and other technologies. ZYDIS-Registered Trademark- is an oral dosage form which dissolves instantaneously on the tongue and does not require water to aid swallowing. Other technologies under development include the PASSCAL dry powder inhalation system, the OPTIDYNE ophthalmic drug delivery system and the PULSINCAP-Registered Trademark- technology which enables the contents of a capsule to be released at a predetermined time in contact with a liquid. The Company is actively searching for promising new drug delivery systems which complement the Company's existing technologies.

The Company's Advanced Therapeutic Products Group ("ATP") manages the development and registration of new pharmaceutical products by applying the Company's drug delivery technologies to off-patent compounds. The Company expects that ATP will help it service the growing global demand for therapeutically improved, cost-effective pharmaceutical products.

SOFTGEL PRODUCTS AND MARKETS

Softgel products accounted for 90% of the Company's fiscal 1997 sales. Softgel capsules are one-piece soft elastic gelatin capsules typically containing water or oil soluble liquids, pastes or solids in solution or suspension. Softgel products are used in a wide range of pharmaceutical, nutritional, cosmetic and recreational products.

First developed by Robert Pauli Scherer in 1933, softgel technology is the only widely accepted process for encapsulating oils, liquids or suspended solids in an oral dosage form. Importantly, the rapid dissolution or disintegration characteristics of softgel capsules often result in improved bioavailability and efficacy versus tablets or hardshell capsule formulations. Other advantages of softgels include ease of use, precise dosage control, minimal ingredient loss during manufacturing, effective taste masking, improved product stability, tamper resistance and longer shelf life.

The Company continues to advance softgel technology with the recent introduction of patentable shell barrier and "bead" technologies. The new shell barrier technology significantly broadens potential softgel encapsulation opportunities to include dermatological and cosmetic applications with high water content fill material. Dual-action bead technology combines the benefit of immediate release liquid softgels with sustained release beads, all in one softgel capsule. Developed in collaboration with a customer, this unique presentation is patentable and ideal for reinforcing brand image. The Company expects the launch of the first commercial bead technology softgel product in fiscal 2000.

The Company produces softgel capsules for the following markets: (i) prescription and over-the-counter ("OTC") pharmaceuticals; (ii) health and nutritional; and (iii) other, primarily cosmetics and recreational.

PHARMACEUTICAL. The world's various pharmaceutical markets are relatively similar due to the high degree of regulation worldwide, together with the increasing globalization of the pharmaceutical industry. The Company performs especially well in highly regulated environments where the customers' emphasis is on quality and service rather than price. In fiscal 1997, roughly one-half of the Company's softgel sales were derived from the sale of pharmaceutical products.

The Company works closely with its customers to identify product opportunities and to develop and commercialize new softgel products. The Company's RP SCHERERSOL -TM- softgel systems consist of various liquid formulation technologies which improve the bioavailability of pharmaceutical compounds which are inconsistently, incompletely or too slowly absorbed from traditional oral dosage forms. These proprietary systems also broaden the range of pharmaceutical products to which softgel technology may be effectively applied. The technology, most of which is patented, often enables pharmaceutical companies to combine the advantages of drugs in liquid solution with the convenience and dosage accuracy of oral softgels. Importantly, RP SCHERERSOL -TM- technologies' unique, patented dosage delivery system can help protect pharmaceutical compounds against generic drug competition throughout the life of the RP SCHERERSOL -TM- patents.

To date, the most significant product reformulated using RP SCHERERSOL -TM-systems are Novartis Ltd.'s NEORAL-Registered Trademark- and SANDIMMUN-Registered Trademark- softgel products. These cyclosporin-A products are immunosuppressants which are administered daily to organ transplant patients throughout their lives to prevent post-operative organ rejection. The Company's softgel formulation of these drugs improves patient compliance by increasing ease of use, masking cyclosporin-A's unpleasant taste and better regulating dosage. NEORAL-Registered Trademark-, a new formulation of cyclosporin-A developed and patented by the Company and Novartis Ltd., provides a significant improvement in the bioavailability of cyclosporin-A providing more consistent and reliable dosing for organ transplant patients. NEORAL-Registered Trademark-is also intended to expand the use of cyclosporin-A to additional indications, including rheumatoid arthritis and psoriasis. NEORAL-Registered Trademark- has received approval in Europe for the treatment of psoriasis and is pending approval in the United States for the treatment of rheumatoid arthritis. Novartis Ltd.'s annual worldwide sales of SANDIMMUN-Registered Trademark- and NEORAL-Registered Trademark- are currently estimated to exceed $1 billion.
The Company believes that a majority of SANDIMMUN-Registered Trademark- and NEORAL-Registered Trademark- sales are in softgel form. SANDIMMUN-Registered Trademark- and NEORAL-Registered Trademark- combined represented approximately 3% of the Company's fiscal 1997 softgel sales.

The Company currently anticipates that its customers will launch several important new pharmaceutical softgel products over the next three years, although the Company cautions that such forward-looking estimates as to probability and timing of successful product launches by its customers are subject to numerous risks, the most relevant of which are outlined on page 8, "Forward Looking Information."

The Company's softgel technologies have proven especially successful in the formulation of the new anti-HIV protease inhibitors and the Company currently anticipates that three of the top five new protease inhibitors will be marketed in softgel form in fiscal 1998 and 1999, one of which is Hoffmann-La Roche's INVIRASE-TM-. Hoffmann-La Roche has indicated that, at the dosage used in clinical trials, the new INVIRASE-TM- softgel formulation provides eight-to-nine times the drug exposure of the existing formulation. The improved bioavailability of the softgel form of these products may substantially reduce the number of times that patients must take these products each day, thereby enhancing patient compliance and minimizing adverse side effects.

Five significant additional launches of softgel pharmaceutical products are anticipated over the next six to 24 months, including: an American Home Products ibuprofen softgel, FDA approval of Novartis' NEORAL-Registered Trademark- for rheumatoid arthritis, three protease inhibitors and a hormone replacement therapy softgel to be produced for Schering Plough.

British Biotech's promising new anti-cancer agent MARIMASTAT is currently in phase II trials. British Biotech believes that the drug may potentially exceed $2 billion per year in sales. The Company believes that MARIMASTAT may begin providing product revenue as early as fiscal 2000 and may provide significant revenues three to four years thereafter.

The Company continues to develop new softgel products for the OTC market. In addition to the anticipated launch of American Home Products' ADVIL-Registered Trademark- ibuprofen pain reliever in softgel form in the latter half of fiscal 1998, the Company projects the launch of additional ibuprofen cough-cold combination softgels for American Home Products in fiscal 2000. The market's favorable response to softgel formulations of A.H. Robins' DIMETAPP-Registered Trademark- and ROBITUSSIN-Registered Trademark-and Burroughs Wellcome's SUDAFED-Registered Trademark- has resulted in similar product line extension strategies for Schering-Plough's DRIXORAL-Registered Trademark-, Miles Laboratories' ALKA-SELTZER PLUS-Registered Trademark- and Pfizer's UNISOM SLEEPGELS-Registered Trademark-, among others.

HEALTH AND NUTRITIONAL. Health and nutritional softgel products consist primarily of vitamins, minerals, herbal supplements, and plant and fish oils and extracts. Some of the Company's products involve relatively simple encapsulation of oils, such as vitamin E and cod liver oil, while many more complex formulations are specifically formulated to customer requirements. Some health and nutritional products can only be formulated in softgel form and other products are formulated in softgel form for convenience and quality product line image. Health and nutritional products represented 36% of the Company's fiscal 1997 softgel sales.

OTHER-COSMETICS AND RECREATIONAL. Other softgel products, consisting primarily of cosmetic and recreational softgel products, comprised 8% of fiscal 1997 softgel sales, with 4% of softgel sales attributable to cosmetics and 4% of softgel sales to recreational products.

The Company's cosmetics softgel products consist principally of specially shaped softgels containing topical oils and creams, and bath pearls or capsules containing oils and fragrances. Additionally, the Company's cosmetics customers have introduced facial products using special twist-off softgel capsules which provide unit dosing and prevent oxidation of the products before use. The Company continues to develop and market new products for the growing cosmetic market. Examples include the fragrance softgel TRUSCENT-Registered Trademark-, which represents an economical, biodegradable twist-off sampler providing a unit dose of perfume and new skin care capsules containing a combination of vitamin C and retinol, a form of vitamin A.

The Company also manufactures paintball softgels for use in recreational "paintball games." Various colors of water-soluble paint are encapsulated in softgels and sold by the Company to qualified distributors. Originally established in the United States, this sport is now also growing in popularity internationally. The Company is the world's leading producer of recreational paintball softgels.

SCHERER DDS

Formed as a separate division of the Company in 1991, Scherer DDS focuses on the development and commercialization of advanced drug delivery systems. Scherer DDS represents a broadening of the Company's business and reflects the Company's commitment to the rapidly growing drug delivery market segment. The Company believes that demand for advanced drug delivery systems will continue to grow as the pharmaceutical industry recognizes limitations to improving drug efficacy and tolerance with conventional dosage forms. In addition, novel and patented formulation and delivery technologies can often extend the product life cycle of major drugs for many years, thereby maximizing return on the customers' significant investment.

Scherer DDS Technologies include ZYDIS-Registered Trademark- as well as several other novel advanced drug delivery technologies which are under development. ZYDIS-Registered Trademark- is an oral dosage form which dissolves instantaneously on the tongue and does not require water to aid swallowing. Other technologies currently under development include the PASSCAL dry powder inhalation system, the OPTIDYNE ophthalmic drug delivery system and the PULSINCAP-Registered Trademark- technology which enables the contents of a capsule to be released at a predetermined time in contact with a liquid. The Company is continually engaged in the search for other advanced drug delivery systems which would complement the Company's existing technologies.

ZYDIS-Registered Trademark-. ZYDIS-Registered Trademark- is a freeze-dried, porous wafer containing a drug substance which dissolves instantaneously on the tongue making the product particularly suitable for improving compliance among groups such as children and the elderly who frequently experience difficulties in swallowing conventional dosage forms. The ZYDIS-Registered Trademark- system has been patented in major markets extending through the year 2007 or later, with such patent protection extending to the active ingredients being delivered using ZYDIS-Registered Trademark-. Products incorporating ZYDIS-Registered Trademark-technology have received approvals for use in 25 countries.

The Company's customers received U.S. Food and Drug Administration ("FDA") approval and launched two new ZYDIS-Registered Trademark- products in fiscal 1997, including American Home Product's DIMETAPP-Registered Trademark- COLD AND ALLERGY children's product launched in Fall 1996 and Schering-Plough Corporation's CLARITIN-Registered Trademark- REDITABS-TM- launched in Spring 1997. In addition to DIMETAPP-Registered Trademark- and CLARITIN-Registered Trademark- REDITABS-TM-, the Company currently produces five other ZYDIS-Registered Trademark- products, including: Pfizer's FELDENE MELT-Registered Trademark- and FELDENE FAST-Registered Trademark- (piroxicam), Merck's PEPCIDIN RAPITAB-Registered Trademark- (famotidine), Janssen's IMODIUM LINGUAL-Registered Trademark- (loperamide) and two tranquilizer products containing lorazepam and oxazepam for Wyeth-Ayerst International. At present, such products are sold in Europe and Latin America. There are currently 12 major products encompassing ZYDIS-Registered Trademark- technology in different stages of development and regulatory approval, including Glaxo's ZOFRAN-Registered Trademark- (ondansetron) and Janssen's MOTILIUM (domperidone). Because patents covering active compounds in many of these products have expired or will expire within the next few years, the manufacturers of such products in many cases have been seeking alternative patent-protected dosage forms. In general, agreements with customers call for customers to pay license fees to the Company for product class and/or other forms of exclusivity as well as to pay certain of the costs for development, clinical testing, obtaining regulatory approvals and commercialization of the products. The Company will receive royalties, as well as manufacturing revenues, assuming such products are successfully commercialized. The Company recognized fiscal 1997 revenues of $23.0 million related to ZYDIS-Registered Trademark- products.

OTHER TECHNOLOGIES. In-vitro development work and, in certain cases clinical development work, has proceeded for all three of the emerging drug delivery technologies. Recent in-vitro development work has confirmed the ability of PASSCAL, a unique powder-processing technology, to improve overall inhalation performance and reproducibility using a variety of dry powder inhalers. The OPTIDYNE system is a pocket-sized device that delivers precise, sensation-free droplets of medicine to the eye. Despite its advantages over conventional dispensers, Scherer decided that the potential development timetables and financial returns did not warrant the Company's further investment in this ophthalmic technology. OPTIDYNE was put up for sale in fiscal 1997 and Scherer is currently negotiating a purchase agreement with a buyer having a major interest in the eye-care market. Finally, PULSINCAP technology enables the contents of a capsule to be released at a predetermined time in contact with a liquid. In March 1997, the Company and Oxoid Limited entered into a License and Supply agreement covering the exclusive worldwide use of patented PULSINCAP technology in test kits for the detection of specific bacterial contamination in foods. The use of the PULSINCAP capsules in the Oxoid test kits is expected to reduce the time required to test foods for bacterial contamination by up to one-half, thereby resulting in considerable cost savings for food manufacturers. The Company has ceased PULSINCAP development work for pharmaceutical applications.

All these technologies are the subject of numerous patents and patent applications around the globe. Discussions are proceeding with potential licensing partners with proven marketing skills and expertise in the respective areas. Current development plans, however, indicate that, with the exception of PULSINCAP, the earliest commercialization date for these technologies would be no earlier than the year 2000.

ADVANCED THERAPEUTIC PRODUCTS GROUP

The Company believes that changes currently affecting worldwide pharmaceutical markets will enhance the commercial value of pharmaceutical products which demonstrate therapeutic and cost benefits over existing therapies. To capitalize on these market trends, the Company formed ATP within its Scherer DDS subsidiary to manage the development and registration of new pharmaceutical products which are based on the reformulation of off-patent compounds and which utilize the Company's proprietary drug delivery technologies.

Unlike the development work it currently performs on behalf of its customers, the Company intends to plan and execute much of the clinical development of ATP products and take these products through the regulatory process in the various markets for its own account. The Company believes that engaging in the development of products using its technologies is a logical extension of the Company's expertise in the drug delivery business and is complementary to its ongoing customer-sponsored drug delivery activities. The Company has hired key executive and technical personnel with extensive expertise in pharmaceutical development, clinical testing and regulatory affairs to manage the activities of ATP. The Company does not intend to build a sales and marketing infrastructure for ATP products, but rather will license marketing rights to pharmaceutical companies with well-developed distribution capabilities. The Company believes that license fees, royalties and/or profit sharing resulting from the development of ATP products will be significantly greater than those that can be obtained on customer-directed work.

ATP products involve the reformulation of existing compounds whose patent protection has expired or is near expiration. Five products are currently under development by ATP using RP SCHERERSOL-Registered Trademark- and ZYDIS-Registered Trademark- drug delivery systems. The Company anticipates that the development, clinical testing and regulatory approval process for ATP products will involve a shorter time period than that normally associated with a new chemical entity, as the drugs used in the ATP formulation already have established records for safety, toxicity and tolerability.

Initial revenue related to ATP developed products began in Fiscal 1997 resulting from the licensing of ZYDIS-Registered Trademark- selegiline to
Athena Neurosciences, Inc., a unit of Elan Corporation plc.   Revenues
related to other ATP products are expected to begin no earlier than fiscal 1999, assuming the development and commercialization of such products is successful. Expenses associated with ATP totaled $8.0 million in fiscal 1997 and are expected to increase significantly in fiscal 1998 due to costs related to certain clinical trials. The Company anticipates that ATP group expenses will represent a significant portion of the Company's total R&D spending over the next few years. The Company further anticipates that ATP product sales and royalty revenues will exceed ATP group expenses no earlier than fiscal 2000, assuming that the development and commercialization of such ATP products is successful.

INTERNATIONAL OPERATIONS

To serve new markets and to meet the needs of its multinational customers, the Company operates softgel manufacturing facilities in 12 countries throughout the world and manufactures hardshell capsules in three of these countries. For financial reporting purposes, the Company's operations are divided into three geographical areas: United States, Europe and Other International. Europe represents operations in the United Kingdom, France, Italy and Germany. Other International consists of operations in Canada, Australia, Japan, Brazil and Argentina. The Company has the flexibility to transfer some of its production from one plant to another within its worldwide network. See Note 13 to the consolidated financial statements for financial information concerning the Company's geographic segments.

Currently, the Company is not subject to significant government restrictions as to the availability of material cash flows from its foreign subsidiaries. However, transfer of profits from foreign subsidiaries could be subject to foreign exchange controls and to regulations of foreign governments which may be in effect from time to time. In addition, the consolidated results of the Company's operations are affected by foreign currency fluctuations. Laws or regulations have been proposed or enacted in various foreign countries which, among other things, specify the number of national directors and restrict borrowing by foreign-owned companies.

COMPETITION

The Company's various drug delivery technologies compete with a growing number of new drug delivery technologies and with continued refinements to existing delivery technologies. Major pharmaceutical companies have become increasingly interested in the development and commercialization of both existing and newly developed pharmaceutical products incorporating advanced drug delivery systems. In recent years, a number of companies have been formed to develop new drug formulations, products and drug delivery systems, many of which compete, either directly of indirectly, with the Company's products or technologies.

The greatest competition to the Company's pharmaceutical softgel dosage form is from the manufacturers of tablets and hardshell capsules. The Company believes that the most significant competitive disadvantages of softgel capsules versus tablets or hardshell capsules are the higher cost of softgels and the lack of direct control by the originating manufacturers over the softgel manufacturing process. However, because a relatively high unit volume is necessary to manufacture softgels economically, no significant pharmaceutical manufacturer and only one significant health and nutritional product manufacturer produce softgels internally.

The Company is the world's largest manufacturer of softgels. The Company believes it has a competitive advantage in the softgel business due to its greater experience in the manufacture of softgels, its advanced formulation technologies and expertise, its extensive participation in customer product development, its strong acceptance by customers and its geographic breadth. The Company's principal softgel competitors are several manufacturers with substantially smaller softgel operations. Although the Company faces varying degrees of competition in each of its geographic markets, it believes it has a leading market position in each of its major softgel markets. The Company is committed to continual investment in people, plant and technology to further strengthen its competitive position.

Competition in hardshell capsules is comprised primarily of two multinational pharmaceutical manufacturers each of which have substantially greater assets and sales than the Company. In addition, the Company competes in various countries with smaller hardshell manufacturers.

Competition to the Company's ZYDIS-Registered Trademark- quick dissolve drug delivery systems centers on five drug delivery manufacturers, none of which has successfully received regulatory approval for or commercialized a prescription pharmaceutical product. The Company believes that its ZYDIS-Registered Trademark- technology and proven pharmaceutical manufacturing capacity places it in a leading position in the quick dissolve drug delivery segment.

PRODUCT INFORMATION

The Company's business is not dependent upon a single product or a few products. No product represents 10% or more of the Company's sales.

CUSTOMERS

No material part of the Company's business is considered to be dependent upon a single customer or a few customers and no single customer represents 10% or more of the Company's sales.

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

Various regulatory agencies in the United States and elsewhere have been reviewing the risk of human exposure to a group of diseases known as transmissible spongiform encephalopathies ("TSEs") from a variety of food and pharmaceutical products derived from animals, including certain types of gelatin. Most of the attention on this matter to date has been focused on gelatin manufactured from parts of cattle imported from countries with reported cases of one particular form of TSE, bovine spongiform encephalopathy ("BSE"), commonly referred to as "mad cow disease". There is no evidence whatsoever that such gelatin could contain the BSE agent, or if it did, that the human consumption of such gelatin products could result in transmission of the disease.

In April 1997, a United States Food and Drug Administration ("FDA") advisory panel recommended that the FDA reinstate a restriction on the use of gelatin manufactured from bovine materials from certain countries known to have cases of BSE. The FDA is not obligated to follow recommendations of the advisory panel, and has not yet expressed its position on, or otherwise acted upon, such recommendation. Other regulatory bodies, including the World Health Organization and the European Community Commission have undertaken similar reviews and implemented various measures regulating the production, export, and use of gelatin and its source materials. While the Company believes that a substantial majority of the gelatin it uses will not be affected by these regulatory measures, it is possible that the supply of certain types of gelatin could become limited, which may result in an increase in the cost of gelatin.

Management believes that any effects from the BSE-related gelatin issues will not be material to the Company's business.

PATENTS

The Company has a number of active patents on its specialized machinery, processes, products and drug delivery systems. In addition, a number of patent applications are pending and numerous trademarks are held. In the opinion of management, the Company's businesses are not dependent upon any one patent or trademark.

SEASONAL BUSINESS

No material portion of the Company's business is seasonal. However, second fiscal quarter operating results are generally below the results of other quarters due to the regularly scheduled vacation and annual summer maintenance shutdown of substantially all northern hemisphere softgel facilities.

BACKLOG

The backlog of unfilled orders was approximately $157.1 million at March 31, 1997, as compared to approximately $ 137.5 million at March 31, 1996. The Company believes that such backlog of orders at March 31, 1997 is firm and will be filled within the next 12 months. The increase in the backlog primarily reflects the strengthening of softgel demand in the United States.

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

The Company is also generally required to obtain FDA approval for sales in the United States, as well as approval of the appropriate agencies in other jurisdictions, prior to commencing the sale of many of the proprietary products under development.

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

RESEARCH AND DEVELOPMENT

Costs incurred in connection with the development of new products and manufacturing methods, including both Company and customer-sponsored expenditures, amounted to $27.8 million, $28.1 million and $24.4 million in fiscal 1997, 1996 and 1995, respectively.

EMPLOYEES

At March 31, 1997, the Company employed approximately 3,500 full-time employees. The Company considers its relations with its employees to be good.

FORWARD LOOKING INFORMATION

The Company's Annual Report to Shareholders and Annual Report on Form 10-K contain various forward looking statements including statements regarding its market position, results of product development activities of the Company and its customers, financial position and results of operations. These forward looking statements are based on current expectations. Certain important factors could cause the Company's actual results to differ materially from expected and historical results, including, but not limited to, the following: the relative strength of key nutritional products markets; generic competition to key customer pharmaceutical products; successful formulation, scale-up, development and commercialization of customer and company products within the time frame outlined; global economic factors; regulatory matters related to product testing and approvals for the Company and its customers; competitive products and pricing; and product and drug delivery system development and other technological issues.

EXECUTIVE OFFICERS AND DIRECTORS OF THE COMPANY

The name, age and employment history, including all positions held concurrently or successively in the past five years, of each of the Company's executive officers and directors are as follows:

                                                           PRESENT PRINCIPAL OCCUPATION OF EMPLOYMENT
NAME                      AGE                                AND FIVE-YEAR EMPLOYMENT HISTORY (1)

Aleksandar Erdeljan        47         Chairman and Chief Executive of the Company since March 1996.  President of the Company since August 1991 and Director of the Company since June 1990. President and Director of
                                      R.P. Scherer International Corporation from 1989 to February 1995. President of Pharmaphil
                                      Group, Inc. from January 1987 to June 1989.  Director of Corporate Development of the
                                      Company from June 1985 to January 1987.

Nicole S. Williams         52         Executive Vice President, Finance, Chief Financial Officer and Secretary of the Company
                                      since January 1992 and for R.P. Scherer International Corporation from January 1992 through February 1995.  Treasurer of the Company from June 1993 through May 1996 and of R.P. Scherer International Corporation from June 1993 through February 1995.
                                      Executive Vice President-Worldwide Operations, SPSS, Inc. from December 1990 to
                                      January 1992.

Thomas J. Stuart           36         Senior Vice President, Corporate Planning and Development since April 1996.  Vice
                                      President and Controller of the Company from June 1994 to April 1996 and of R.P. Scherer
                                      International Corporation from June 1994 to February 1995.  Controller of the Company from
                                      August 1991 to June 1994 and of R.P. Scherer International Corporation from May 1990 through
                                      February 1995.  Manager, Detroit office of Arthur Andersen & Co. from June 1987 to May 1990.

Dennis R. McGregor         44         Treasurer of the Company since May, 1996. Director of Tax Operations of the Company since
                                      August 1993 and of R.P. Scherer International Corporation from August 1993 through February
                                      1995.  Assistant Treasurer of the Company from August 1993 through May 1996 and of R.P.
                                      Scherer International Corporation from August 1993 through February 1995.  Manager of Tax
                                      Audit and Planning, Allied-Lyons North America from December 1991 to August 1993.
                                      International Tax Manager for Great Lakes Chemical from September 1990 to November 1991.

Joseph E. Mitchell         43         General Counsel and Assistant Secretary of the Company since April 1996.  Associate General
                                      Counsel for Hiram Walker & Sons, Inc. from September 1994 to February, 1996 and Senior
                                      Commercial and Corporate Counsel from April 1991 to September 1994.

Ronald E. Pauli            36         Corporate Controller of the Company since June 1996. Assistant Treasurer of Kmart Corporation from January 1996 to June 1996, Assistant Controller Financial Planning of Kmart
                                      Corporation from January 1995 to January 1996, Assistant Director Investor Relations of
                                      Kmart Corporation from March 1994 to January 1995 and Assistant Controller Corporate
                                      Reporting of Kmart Corporation from November 1990 to January 1994.

Lori G. Koffman            38         Director of the Company since September 1989 and of R.P. Scherer International from
                                      September 1989 through February 1995.  Assistant Secretary of the Company from December 1989 to May 1996.  Managing Director, CIBC Wood Gundy Capital since April 1995.  Senior Vice
                                      President, Lehman from 1990 to December 1994.  Also a director of LifeCell Corporation,
                                      Sinclair Montrose Healthcare plc, Collegiate Health Care, Inc., Mulberry Child Care
                                      Centers, Inc. and iVillage Inc.

Frederick Frank            65         Director of the Company since June 1990 and of R.P. Scherer International Corporation from
                                      August 1988 through February 1995. Vice Chairman of Lehman Brothers.  Also a director of
                                      Pharmaceutical Product Development, Inc., Physicians Computer Network and Diagnostic
                                      Products, Inc.



                                                           PRESENT PRINCIPAL OCCUPATION OF EMPLOYMENT
NAME                      AGE                                 AND FIVE-YEAR EMPLOYMENT HISTORY (1)

James A. Stern             46         Director of the Company since June 1990 and of R.P. Scherer International Corporation from
                                      June 1990 through February 1995.  Chairman of The Cypress Group LLC, a private merchant bank, since April 1994.  Managing Director of Lehman and head of its Merchant Banking Group from
                                      1989 to 1994.  Also a director of Noel Group, Inc., K & F Industries Inc., Lear Corporation,
                                      Cinemark USA, Inc., and AMTROL Inc.

Louis Lasagna, M.D.        74         Director of the Company since September 1991 and of R.P. Scherer International Corporation
                                      from June 1992 through February 1995. Dean for Scientific Affairs, Tufts University School
                                      of Medicine, since 1995. Dean, Sackler School of Graduate Biomedical Sciences, Tufts
                                      University; Professor of Psychiatry and Professor of Pharmacology, Tufts University, in each case since 1984.  Independent consultant since 1965. Director of Tufts University Center for the Study of Drug Development since 1975.  Chairman of the Board of Astra USA. Member of the
                                      Board of Trustees of International Life Sciences Institute/Nutrition Foundation since 1980 and Chairman since 1991. Director of the Foundation for Nutritional Advancement since 1980.

Robert H. Rock             47         Director of the Company since September 1991 and of R.P. Scherer International Corporation
                                      from June 1992 through February 1995. Chairman of Metroweek Corporation since December 1988.
                                      President of MLR Holdings LLC since October 1987.  Chairman and Chief Executive Officer of the Hay Group from October 1986 to October 1987.  Also a director of the Penn Mutual Life
                                      Insurance Company, Hunt Manufacturing Company, Alberto-Culver Company, Quaker Chemical
                                      Corporation and the Wistar Institute.

John E. Avery              68         Director of the Company since January 1995.  Formerly Chairman of the Americas Society and
                                      Council of the Americas through December 1996.  Assistant to the Chairman of Johnson &
                                      Johnson from 1992 to 1993.  Company Group Chairman, Johnson & Johnson, from 1979 to 1992.
                                      Also a director of the American Society, Council of Americas and Argentine-American Chamber
                                      of Commerce.  Member of the Dean's Council at the Yale University School of Medicine, the
                                      operating board of TCW/Latin America Partners, LLC, and the Council on Foreign Relations.

Kenneth L. Way             57         Director of the Company since January 1997.  Chairman and Chief Executive Officer of Lear
                                      Corporation since 1988.  Also a director of Comerica Bank.


    (1) Where no starting date is given for a principal occupation or employment, such occupation or employment commenced prior to 1991.

All directors of the Company serve terms of one year and remain in office until the election of their respective successors. Officers serve at the pleasure of the Board of Directors.

There are three committees of the Board of Directors of the Company: the Executive Committee, the Compensation Committee and the Audit Committee.


ITEM 2   PROPERTIES

The Company develops and manufactures its products at 18 principal worldwide locations with an aggregate floor space of approximately 1.6 million square feet. Fourteen of these facilities are owned in fee by the Company and four facilities, with an aggregate floor space of 537,000 square feet, are leased. The U.S. softgel manufacturing facilities total three, of which two totaling approximately 100,000 square feet, are leased. The 15 foreign manufacturing facilities include 13 owned facilities with an aggregate floor space of 930,000 square feet and two leased facilities with 429,000 square feet aggregate floor space. Approximately 90% of the foreign facilities primarily manufacture softgels and other dosage delivery systems, while 10% of the foreign facilities produce hardshell capsules. The foreign facilities are located in Argentina, Australia, Brazil, Canada, France, Germany (three facilities), Italy (two facilities), Japan, South Korea and the United Kingdom (three facilities). Portions of these facilities are also used for related research and development, administration and warehousing activities.

The Company's primary leased facility, a German manufacturing facility of approximately 389,000 square feet in size, has a lease term (including renewal options) extending through December 2008. The Company also leases a production facility in Italy of approximately 100,000 square feet, with a lease term extending through May 2000. Additionally the Company leases its executive offices in Troy, Michigan and sales offices, research facilities and warehouses at a variety of locations in the U.S. and abroad. All leases generally provide for payment of taxes, utilities, insurance and maintenance by the Company and have terms extending for periods from one to fifteen years, including renewal options.

In the opinion of the Company, its principal properties, whether owned or leased, are well-maintained and in satisfactory condition, are adequately insured and are suitable and have capacities adequate for the purposes for which they are used.

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

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's security holders during the last quarter of its fiscal year ended March 31, 1997.

                                  PART II


ITEM 5   MARKET FOR REGISTRANT'S COMMON EQUITY AND
         RELATED STOCKHOLDER MATTERS

The principal market for the Company's common shares is the New York Stock Exchange. The following table indicates the high and low sales prices of the Company's common stock as reported on the composite tape of the New York Stock Exchange.

                                               MARKET PRICE
                                             __________________
                                             HIGH        LOW

         Year ended March 31, 1997:
              First Quarter                  $45.00      $39.00
              Second Quarter                 $50.63      $39.50
              Third Quarter                  $51.13      $43.38
              Fourth Quarter                 $62.00      $49.50

         Year ended March 31, 1996:
              First Quarter                  $50.25      $41.13
              Second Quarter                 $47.00      $37.25
              Third Quarter                  $49.13      $40.13
              Fourth Quarter                 $49.13      $37.75


The Company had 153 common shareholders of record at June 25, 1997.

The Company did not declare any dividends in the two year period ended March 31, 1997. Restrictions contained in certain of the Company's long-term debt agreements limit the payment of dividends. The Company does not have any present plans to declare or pay cash dividends.

ITEM 6  SELECTED FINANCIAL DATA

                                                                                          YEAR ENDED MARCH 31,
                                                                         ______________________________________________________

                                                                          1997        1996        1995        1994       1993
                                                                         ______________________________________________________
                                                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)

OPERATING DATA (1):
Net sales .......................................................        $588,699     $571,710    $536,682    $449,297   $398,011
Cost of sales ...................................................         391,648      375,088     339,923     287,389    242,108
Selling and administrative expense ..............................          72,752       72,485      71,661      61,427     56,413
Research and development expense ................................          19,979       23,387      21,276      13,090     11,393
Restructuring and other charges (2)..............................             -         33,804         -         4,478        -
Operating income (2).............................................         104,320       66,946     103,822      82,913     88,097
Interest expense ................................................          11,693       12,595      13,758      22,480     25,436
Net income (loss) from continuing operations ....................          56,968       30,703      44,859      30,914     28,960
Net income (loss) (3) ...........................................          56,968       30,703      44,859      15,094     20,895

Depreciation and amortization (4) ...............................          31,153       29,944      27,449      25,314     22,678
Capital additions ...............................................          69,887       56,195      54,076      39,503     33,192

PER COMMON SHARE:
Net income (loss) from continuing operations (2) ................           $2.31        $1.25       $1.83       $1.27      $1.20
Net income (loss) ...............................................            2.31         1.25        1.83        0.62       0.86

BALANCE SHEET DATA (AT END OF PERIOD):
Working capital (5) .............................................        $113,854     $110,794    $113,656    $ 89,681   $ 82,874
Total assets ....................................................         728,245      707,381     711,373     613,414    532,184
Long-term debt, including current portion .......................         142,630      169,000     185,410     189,277    142,508
Minority interests ..............................................          35,762       37,268      42,706      35,354     32,369
Shareholders' equity ............................................         353,029      300,360     273,646     214,710    203,001


NOTES TO SELECTED FINANCIAL DATA
     (1) Excludes the discontinued operations of Paco Pharmaceutical
         Services, Inc. ("Paco").
     (2) For the year ended March 31, 1996, includes restructuring and other charges totaling $33.8 million before tax effects ($0.94 per share after tax effects). Those charges include approximately $17.1 million of cash expenses, primarily for severance and other termination benefits and approximately $16.7 million for fixed asset write-downs and other non-cash costs primarily in connection with certain facility closures. For the year ended March 31, 1994, includes charges totaling $4.5 million for the accrual of a settlement of Paco Development Partners (PDP II) litigation, which had been outstanding since 1990 and the write-down of buildings and property related to the relocation of operations in Australia.
     (3) Includes extraordinary loss of $15.8 million from debt extinguishment for the year ended March 31, 1994 and an extraordinary loss of $8.4 million from early retirement of debt, a $0.7 million loss from the sale of Paco and a $1.0 million gain from cumulative effect of accounting change for the year ended March 31, 1993.
     (4) Includes amortization of deferred financing costs and debt discount of $0.3 million, $0.4 million, $0.5 million, $1.3 million and $1.8 million for the years ended March 31, 1997, 1996, 1995, 1994 and 1993, respectively.
     (5) Includes notes payable but does not include current portion of long-term debt.

ITEM 7  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
         OF OPERATIONS AND FINANCIAL CONDITION


GENERAL

The following discussion and analysis of financial results and condition covers the fiscal years ended March 31, 1997, 1996 and 1995.

A majority of the Company's sales, income and cash flows is derived from its international operations. The financial position and the results of operations of the Company's foreign operations are measured using the local currencies of the countries in which they operate and are translated into U.S. dollars. Although the effects of foreign currency fluctuations are mitigated by the fact that expenses of foreign subsidiaries are generally incurred in the same currencies in which sales are generated, the reported results of operations of the Company's foreign subsidiaries are affected by changes in foreign currency exchange rates and as compared to prior periods will be higher or lower depending upon a weakening or strengthening of the U.S. dollar. In addition, a substantial portion of the Company's net assets are based in its foreign operations and are translated into U.S. dollars at foreign currency exchange rates in effect as of the end of each period. Accordingly, the Company's consolidated shareholders' equity will fluctuate depending upon the strengthening or weakening of the U.S. dollar.

A summary of the Company's sales, operating income and identifiable assets by geographic segment is included in Note 13 to the consolidated financial statements. The relationships between operating results and assets of the segments are not comparable due to a variety of factors. These factors include: differing product sales mix, operating and capital costs associated with local regulatory requirements, the age of the Company's manufacturing facilities, whether capital assets are owned or leased, working capital needs, fluctuations in exchange rates and other reasons specific to each country in which the Company operates.

RESULTS OF OPERATIONS
FISCAL YEARS ENDED MARCH 31, 1997 AND 1996

SALES for the fiscal year ended March 31, 1997 were $588.7 million, a 3% increase versus the $571.7 million reported in the prior year. The stronger U.S. dollar relative to most foreign currencies reduced fiscal 1997 sales as compared to the prior fiscal year. Measured using constant foreign exchange rates, fiscal 1997 sales increased 6%. The current year sales increase resulted primarily from a 40% increase in Zydis revenues and strong gains in Vitamin E and health and nutritional ("H&N") softgel sales in the United States, the United Kingdom and Australia, partially offset by weak demand for all types of softgel products in continental Europe, a 46% decline in world-wide sales of nifedipine and flat SANDIMMUNE-Registered Trademark- / NEORAL-Registered Trademark- volume as compared to the prior year which included pipeline loading related to the U.S. launch of NEORAL-Registered Trademark-.

GROSS MARGIN was $197.1 million, or 33.5% of sales, in fiscal 1997 versus $196.6 million, or 34.4% of sales in the prior fiscal year. The lower gross margin rate in fiscal 1997 was due to a higher proportion of lower margin H&N product in the sales mix, including a 46% increase in sales of Vitamin E softgels, and to a decline in sales of higher-margin pharmaceutical softgels in Europe resulting from the continuing weakness of key economies and from budgetary measures aimed at reducing government pharmaceutical spending.

SELLING AND ADMINISTRATIVE EXPENSES ("SG&A") were $72.8 million, or 12.4% of sales, in fiscal 1997 compared to the $72.5 million, or 12.7% of sales, reported in the prior fiscal year. The improvement in the SG&A ratio was largely attributable to cost savings resulting from the fiscal 1997 closing of two softgel facilities and the elimination of certain administrative, marketing and development staff positions at other locations, partially offset by increased spending in North America and France.

NET RESEARCH AND DEVELOPMENT EXPENSE ("R&D") was $20.0 million in fiscal 1997, a decrease of $3.4 million from fiscal 1996 expenditures of $23.4 million. While gross recurring softgel R&D expenses exceeded prior year levels, reduced PULSINCAP-TM- expenditures and a $3.1 million increase in customer reimbursement resulted in lower net recurring R&D expense versus fiscal 1996. R&D expense related to the Company's Advanced Therapeutic Products group ("ATP") was $8.0 million and $8.5 million in fiscal 1997 and 1996, respectively. ATP is engaged in the development of pharmaceutical products incorporating off-patent drugs in the Company's proprietary drug delivery technologies.

OPERATING INCOME was $104.3 million for fiscal 1997 as compared to the $100.8 million, exclusive of restructuring and other special charges, reported in the prior fiscal year. On this same basis, fiscal 1997 operating income increased 4%, and increased 6% on a constant exchange rate basis. Fiscal 1997 operating income comparisons primarily reflect the benefit of cost reduction efforts and increased customer reimbursement of softgel R&D expense, partially offset by lower gross profit margins.

NET INTEREST EXPENSE was $8.8 million in fiscal 1997 versus the $10.3 million reported in the prior fiscal year. The $1.5 million decline in net interest expense in fiscal 1997 resulted primarily from favorable short-term interest rates and lower average debt levels during fiscal 1997, reflecting the Company's ability to fund capital investment with internally generated funds.

INCOME TAX EXPENSE was $26.3 million with an effective rate of 28% in fiscal 1997 as compared with $11.7 million with an effective rate of 21% in fiscal 1996. The prior year effective income tax rate benefited from a favorable income tax adjustment of $3.8 million resulting primarily from resolution of an Australian tax issue and also included certain tax benefits resulting from the restructuring. Exclusive of such items, the Company's consolidated effective income tax rate in fiscal 1996 approximated 29%. On this comparable basis, the slightly lower effective income tax rate in fiscal 1997 reflects changes in the geographic mix of pretax income and the utilization of foreign tax credits and other tax benefits.

MINORITY INTERESTS in the earnings of less than wholly-owned subsidiaries was $12.3 million in fiscal 1997 as compared to $14.3 million in fiscal 1996.
The reduction in minority interests was due primarily to a decline in earnings of the Company's less-than-wholly-owned subsidiary in Germany.

NET INCOME was $57.0 million, or $2.31 per share, for the year ended March 31, 1997 as compared to net income of $50.2 million, or $2.04 per share, in fiscal 1996, before the effects of the fiscal 1996 restructuring and other special items. Such 13% increase in net income resulted primarily from increased sales and resulting gross margin, increased customer reimbursement of softgel R&D expense, lower net interest expense and a reduction in minority interests. The strengthening of the U.S. dollar had the effect of reducing net income by $0.07 per share in the year ended March 31, 1997, as compared to the prior fiscal year. After the effects of the restructuring and other special items, fiscal 1996 net income was $30.7 million, or $1.25 per share.

FINANCIAL OUTLOOK

The Company's business strategy is focused on strengthening its presence and capabilities in the pharmaceutical industry. Execution of this strategy will continue to require significant outlays for development and manufacturing resources, including new staff and state-of-the-art pharmaceutical development and production facilities. These costs will, to a large extent, precede the related revenues from anticipated pharmaceutical product sales and, therefore, will continue to impact the Company's operating results for fiscal year 1998 and thereafter.

In addition to the substantial incremental infrastructure costs supporting the Company's pharmaceutical strategy, a number of other factors are expected to influence sales and earnings growth in fiscal 1998.

These factors include the recent strength of the U.S. dollar as compared to that experienced in fiscal 1997, the weak pharmaceutical and economic environments in certain European markets as well as the precise timing of new product launches, the conclusion of certain ATP licensing agreements and the timing and extent of ATP clinical trial expenditures.

FISCAL YEARS ENDED MARCH 31, 1996 AND 1995

SALES for the fiscal year ended March 31, 1996 were $571.7 million, a 7% increase over sales of $536.7 million in fiscal year 1995. A portion of the fiscal 1996 sales increase resulted from the comparative weakness of the U.S. dollar relative to key foreign currencies during most of fiscal 1996. Exclusive of this effect, fiscal 1996 sales increased 3% on a constant exchange rate basis. The majority of the sales gain resulted from a 13% increase in pharmaceutical softgel revenues, which comprised nearly one-half of fiscal 1996 sales. Commercialization of the Company's Zydis fast-dissolving drug delivery device also progressed, with sales increasing 40% to $16.2 million in fiscal 1996. However, fiscal 1996 sales growth was dampened by a 2% decline in sales of non-pharmaceutical softgel products, primarily H&N softgels, as a result of the weakness of Europe and other key markets.

GROSS MARGIN was $196.6 million, or 34.4% of sales, in fiscal 1996 versus $196.8 million, or 36.7% of sales in the prior fiscal year. The lower gross margin rate in fiscal 1996 was due primarily to increased staffing and fixed costs, including a $2.6 million increase in depreciation expense resulting from new and upgraded manufacturing facilities; and to reduced product pricing and sub-optimal capacity utilization resulting from competitive and market forces. These factors were partially offset by a shift in the sales mix to higher margin pharmaceutical products.

SELLING AND ADMINISTRATIVE EXPENSES of $72.5 million, or 12.7% of sales, were essentially unchanged in fiscal 1996 compared to the $71.7 million, or 13.4% of sales, reported in the prior fiscal year.

In January 1996, the Company announced a restructuring plan designed to enhance the Company's long-term profitability by reducing and rationalizing manufacturing and overhead structures which were primarily servicing non-pharmaceutical markets. The restructuring plan included the closure of softgel manufacturing plants in Windsor, Canada and Neuvic, France, as well as the consolidation and elimination of administrative, marketing and development staff positions in several other locations. A total of about 250 people were affected by the plan, representing approximately 7% of the Company's total work force. As a result of the restructuring plan and other special charges (see Note 3 to the consolidated financial statements), the Company recorded a pre-tax provision of $33.8 million in fiscal 1996, comprised of $17.1 million in cash expenses primarily for severance and other employee termination benefits and $16.7 million for fixed asset writedowns and other non-cash expenses. The after tax cost of the restructuring plan and other special charges was $23.1 million, or $0.94 per common share. The restructuring was completed in fiscal 1997 with the final cost of the program approximating the Company's original estimate.

NET RESEARCH AND DEVELOPMENT EXPENSE was $23.4 million in fiscal 1996, an increase of $2.1 million. The fiscal 1996 increase resulted from a 42%, or $2.5 million, increase in spending by the Company's ATP group.

OPERATING INCOME was $66.9 million for fiscal 1996, as compared to $103.8 million in the prior fiscal year. Before the restructuring and other special charges, operating income for fiscal 1996 was $100.8 million, $3.0 million, or 3%, below the prior year. The $3.0 million decrease in fiscal 1996 operating income resulted primarily from increased R&D spending by the ATP group.

NET INTEREST EXPENSE was $10.3 million in fiscal 1996 versus the $12.2 million reported in the prior fiscal year. The decline in interest expense resulted from both lower average debt levels during fiscal 1996 and to an increase in interest costs capitalized on major construction projects.

MINORITY INTERESTS in the earnings of less than wholly-owned subsidiaries was $14.3 million in fiscal 1996 as compared to $16.4 million in fiscal 1995.
The reduction in minority interests was primarily attributable to the restructuring and other special charges, a portion of which related to minority owned subsidiaries and, to a lesser extent, a decline in earnings of the Company's less-than-wholly-owned subsidiary in Japan.

INCOME TAX EXPENSE was $11.7 million with an effective rate of 21% in fiscal 1996 as compared with $30.4 million with an effective rate of 33% in fiscal 1995. The effective income tax rate in fiscal 1996 benefited from a favorable income tax adjustment of $3.8 million, primarily related to the resolution of an Australian tax audit concerning the deductibility of certain intercompany interest expense. Before the effects of this adjustment and the tax benefits of the restructuring and other special charges, the Company's consolidated effective income tax rate was 29% of pretax income, versus 33% of pretax income in the prior fiscal year. The lower effective income tax rate in fiscal 1996 reflected changes in the geographic mix of pretax income, better utilization of foreign and other tax credits and the benefits derived from various tax planning strategies.

NET INCOME was $30.7 million, or $1.25 per share, for the year ended March 31, 1996. Before the effects of the restructuring and other special charges and the income tax reserve adjustment discussed above, fiscal 1996 net income was $50.2 million, or $2.04 per share, an increase of 11% from net income of $44.9 million, or $1.83 per share, earned in fiscal 1995. Such improvement reflected a $1.9 million decline in net interest and other, a lower consolidated effective income tax rate in fiscal 1996 and a $2.1 million reduction in minority interests in earnings of subsidiaries. The weaker U.S. dollar increased earnings by $.04 per common share for fiscal 1996 as compared to the prior fiscal year.

GEOGRAPHIC SEGMENT INFORMATION

    (IN THOUSANDS)                        FOR THE YEARS ENDED MARCH 31,
                                --------------------------------------------
                                 1997     % CHANGE   1996(1)  % CHANGE    1995
                                 ----     --------   -------  --------    ----
    Sales:
     United States              $174,903     24.0    $141,100    9.5    $128,912
     Europe                      307,793     (3.7)    319,540    5.7     302,172
     Other International         106,003     (4.6)    111,070    5.2     105,598
                                --------             --------           --------
      Net sales                 $588,699      3.0    $571,710    6.5    $536,682
                                --------             --------           --------
                                --------             --------           --------
    Operating Income:
     United States              $36,667      7.1    $ 34,239   15.6    $ 29,612
     Europe                      59,812     (4.6)     62,677   (6.4)     66,973
     Other International         20,743      2.6      20,221   (5.6)     21,411
     Unallocated                (12,902)   (21.3)    (16,387)  15.6     (14,174)
                                -------             --------           --------
      Operating income         $104,320      3.5    $100,750   (3.0)   $103,822
                                -------             --------           --------
                                -------             --------           --------

(1)  Fiscal 1996 operating income excludes restructuring and other charges.

UNITED STATES OPERATIONS consist of three softgel manufacturing facilities in St. Petersburg, Florida, including a main plant focused on pharmaceutical and over-the-counter ("OTC") softgel products and separate softgel production facilities dedicated to the production of H&N softgel products and to recreational paintball and cosmetic products. The Company's United States operations generated a 24% sales gain in fiscal 1997, reflecting in part increased production of softgels for the Canadian market as a result of the Spring 1996 closing of the Windsor, Canada softgel facility. However, the majority of the fiscal 1997 change resulted from a 42% increase in nutritional softgel sales, driven primarily by increased sales of Vitamin E softgel products resulting from favorable publicity regarding this product's health benefits. Total U.S. pharmaceutical softgel sales increased 3% versus the year ago period as an 11% increase in OTC pharmaceutical softgel sales resulting from fiscal 1997 OTC launches and a full year sales for the several OTC products launched in the prior year, partially offset reduced sales of nifedipine due to that product's continuing sales decline. In the prior fiscal year, sales by the Company's United States operations increased 9% to $141.1 million. Fiscal 1996 United States sales of pharmaceutical products rose 12%, paced by strong sales of Abbott Laboratories HYTRIN prescription drug for the treatment of hypertension and benign prostate enlargement, following its launch in softgel form in the latter part of fiscal 1995. Sales of OTC softgel products also increased significantly during fiscal 1996 as a result of continued strong demand for branded cough/cold and other OTC softgels, including the launch of several new branded products. Sales of H&N softgel products increased 17% in fiscal 1996, in spite of a decline in sales of low-margin Vitamin E softgels due to weak consumer demand as a result of adverse publicity during fiscal 1996.

Fiscal 1997 operating income from United States operations increased 7%, or $2.4 million, yielding a 21.0% operating margin as compared with 24.3% in the prior year, exclusive of fiscal 1996 restructuring and other charges. The increase in operating income resulted primarily from the strength of H&N softgel sales; however, operating margin was impeded by these products' lower margin. Exclusive of restructuring and other charges, fiscal 1996 operating income from United States operations increased 16%, or $4.6 million, primarily due to the 9% sales increase and a shift in the product mix to higher-margin pharmaceutical softgels as a result of both new product launches and reduced demand for Vitamin E.

EUROPEAN OPERATIONS consist of softgel manufacturing facilities in France, Italy and Germany, of softgel and Zydis production facilities in the United Kingdom and a hardcapsule manufacturing facility in Germany. The region's softgel and hardshell operations are coordinated through a European headquarters located in Baar, Switzerland. Sales of the Company's European segment declined 4% in fiscal 1997, and were flat on a constant dollar basis, as strong United Kingdom H&N sales gains were offset by weak sales throughout continental Europe. Fiscal 1997 sales of the Company's German operations were adversely influenced by lower sales of nifedipine, by comparison against the prior year first-half launch of NEORAL-Registered Trademark- in the United States, and by weak first-half OTC pharmaceutical softgel sales. Economic weakness throughout continental Europe contributed to an 18% decrease in sales of cosmetic and H&N softgel products in the region. Fiscal 1996 sales of the Company's European segment increased 6%, to $319.5 million, from $302.2 million in fiscal 1995. A majority of the fiscal 1996 sales growth resulted from strong pharmaceutical product sales and the financial statement effect of the weaker average U.S. dollar. The most significant product sales advance related to SANDIMMUNE-Registered Trademark- and NEORAL-Registered Trademark- CYCLOSPORIN-A softgels, which are produced by the Company for Novartis Ltd. Sales of SANDIMMUNE-Registered Trademark- and NEORAL-Registered Trademark- grew nearly 40% in fiscal 1996, primarily as a result of the U.S. Food and Drug Administration granting marketing approval for NEORAL-Registered Trademark- in July 1995. Fiscal 1996 sales growth in Europe was restrained by generally weak nutritionals markets. Markets serviced by the Company's United Kingdom softgel operation, where sales declined 12%, were especially weak experiencing both lower demand for nutritional products at the consumer level and, to a lesser extent, reduced pricing in response to competitive pressures.

As a result of the weak fiscal 1997 sales described above, European operating income decreased 5%, and was flat in constant dollars, in fiscal 1997, and the operating margin fell to 19.4% of sales versus 19.6% of sales in fiscal 1996. Fiscal 1996 operating income decreased 6%, largely as a result of lower profitability in the Company's United Kingdom softgel operation.

OTHER INTERNATIONAL OPERATIONS represent softgel business units operating in Japan, Korea, Australia, Brazil and Argentina and hardcapsule facilities in Canada and Brazil. Fiscal 1997 sales of the Company's Other International segment declined 5% versus the prior fiscal year due primarily to the transfer of Canadian softgel production to the United States and the weakness of the Japanese yen versus the U.S. dollar, partially offset by strong H&N sales in Australia and Japan. Excluding the effect of Canadian softgels, Other International sales on a constant dollar basis increased 8% due primarily to the strengthening of H&N softgel markets in Australia and Japan and strong demand for the Company's hardshell capsules. The Company's Other International segment reported fiscal 1996 sales of $111.1 million, a 5% increase over fiscal 1995 sales. A majority of the fiscal 1996 sales increase was produced by the Company's Argentinean softgel operation and the Canadian hardshell capsule division. Fiscal 1996 sales of other operations in this geographic segment increased marginally as growth was constrained by the impact of recessionary and competitive conditions on nutritional softgel sales in Japan and Australia and lower Canadian softgel sales.

The Other International group's fiscal 1997 operating margin increased to 19.6% of sales versus 18.2% of sales last year due to improved profitability in Australia, Japan and the hardshell business as well as the spring 1996 closing of the less profitable Canadian softgel facility. Fiscal 1996 operating income decreased 6% due primarily to declining profitability at the Canadian softgel facility and weakness in Japan and Australian H&N markets, partially offset by strong growth in the Canadian hardshell manufacturing plant.

CASH FLOWS

CASH AND CASH EQUIVALENTS increased by $3.9 million in fiscal 1997, as compared with a decrease of $12.7 million and an increase of $17.1 million in fiscal 1996 and 1995, respectively.

NET CASH PROVIDED BY OPERATIONS totaled $106.7 million, $75.5 million and $89.2 million during fiscal years 1997, 1996 and 1995, respectively. The $31.2 million improvement in operating cash flow in fiscal 1997 resulted primarily from increased income, a reduction in taxes receivable and modest growth in working capital requirements as working capital freed by the closing of two facilities was shifted to faster growing segments of the business. Cash provided by operations decreased $13.7 million in fiscal 1996 due primarily to increased value-added and other tax-related receivables, partially offset by increased earnings before restructuring and other non-cash charges.

NET CASH USED BY INVESTING activities was $67.4 million, $59.1 million and $54.8 million for fiscal 1997, 1996 and 1995, respectively. In all periods presented, net cash used by investing activities is comprised primarily of capital expenditures for expansion or improvement of dedicated, "best-in-class" pharmaceutical softgel facilities and for the ZYDIS-Registered Trademark-production facility in the United Kingdom as well as for general facility and equipment upgrades and renovations. Fiscal 1997 expenditures focused on the expansion and upgrade of softgel production facilities in France and Japan and the addition of ZYDIS-Registered Trademark- production capacity. Fiscal 1996 softgel expenditures included outlays resulting from the modernization initiative in France and the major
upgrade and renovation of the German softgel facility.   Fiscal 1995 softgel
activities included expenditures in North America related to the completion of a dedicated nutritional softgel product facility, in France for the initial expansion and upgrade of softgel production facilities and in Australia for the construction of a replacement manufacturing facility.

NET CASH USED BY FINANCING ACTIVITIES was $34.2 million, $27.3 million and $20.4 million in fiscal 1997, 1996, and 1995, respectively. The Company's financing activities primarily include net borrowings under the Company's bank credit facilities and dividends paid to minority shareholders of subsidiaries. Net repayments on the Company's bank credit facility total $23.2 million, $13.3 million and $8.5 million in fiscal 1997, 1996 and 1995, respectively. Dividends paid to holders of minority interests in subsidiaries were $8.2 million, $13.5 million and $11.5 million in fiscal 1997, 1996 and 1995, respectively. The decline in dividends paid to holders of minority interests in fiscal 1997 was primarily a result of lower profitability in Germany during fiscal 1996.

LIQUIDITY AND FINANCIAL CONDITION

During the next several years, a significant portion of the Company's cash flow will be used to fund capital expenditures, to fund research and development, to service indebtedness and, depending on market conditions, to repurchase up to 5% of the Company's outstanding common stock. The Company believes that future cash flow from operations, together with cash and short-term investments aggregating $28.2 million at March 31, 1997 and amounts available under existing bank credit facilities totaling $174.1 million at March 31, 1997 will be adequate to meet anticipated capital investment, working capital, stock repurchase and debt service requirements. The Company does not currently have plans to declare or pay cash dividends. At March 31, 1997 the Company's debt-to-equity ratio was 32%. The Company has as one of its long-term financial objectives maintenance of a debt-to-equity ratio within the range of 35% to 40%.

Capital expenditures are currently anticipated to approximate $90 million in each of fiscal 1998 and fiscal 1999 and to decline to a lower level per year thereafter. Such expenditures will be used to upgrade and expand the

"best-in-class" pharmaceutical softgel production facilities in France, Japan, Germany and the United States to meet anticipated customer demand and to ensure compliance with increasingly stringent pharmaceutical Good Manufacturing Practices (GMP) standards worldwide. In addition, a significant portion of capital spending will include the further expansion of production facilities for the ZYDIS-Registered Trademark- advanced drug delivery system. As of March 31, 1997, the Company had approximately $17.8 million of commitments for future capital expenditures.

The Company will also continue to increase its spending for research and development activities for its advanced drug delivery systems, as well as to develop new drug delivery technologies and to fund the Company's ATP initiative. The Company believes that changes currently affecting worldwide pharmaceutical markets will enhance the commercial value of products which demonstrate therapeutic and cost benefits over existing therapies. Through ATP, the Company intends to capitalize upon these trends by creating new products which reformulate existing compounds utilizing the Company's proprietary drug delivery technologies. Expenses associated with ATP totaled $8.0 million in fiscal 1997 and are expected to increase significantly in fiscal 1998 due to costs related to certain clinical trials. The Company anticipates that ATP group expenses will represent a significant portion of the Company's total R&D spending over the next few years. The Company further anticipates that ATP product sales and royalty revenues will exceed ATP group expenses no earlier than fiscal 2000, assuming that the development and commercialization of such ATP products is successful.

The Company periodically reviews drug delivery technologies and other businesses for potential investment, consistent with its strategic objectives. Such investments will not necessarily involve significant initial funding or funding commitments by the Company. Management intends that any acquisition which would require significant funding would be financed using a combination of available cash and short-term investments and, depending upon market conditions, the issuance of common stock. Management further intends that the Company's financing of any such acquisition would not materially increase the Company's debt-to-equity ratio over its stated long-term objective of 35% to 40%.

At March 31, 1997, the Company's outstanding long-term indebtedness consisted of approximately $99.5 million of 6 3/4% senior notes (net of a $0.5 million discount) due in February 2004, $28.5 million of borrowings under the Company's bank credit facility, $6.4 million of industrial development revenue bonds and approximately $8.2 million of other indebtedness.

The Company's bank credit facility provides access to revolving credit borrowings, in various currencies, totaling $175.0 million and expires April 1, 1999. At March 31, 1997, the Company had outstanding $28.5 million under the bank credit facility. Interest is payable at LIBOR plus .575%, with a further reduction in the interest rate spread to LIBOR plus .475% possible during the term of the facility based on certain financial performance criteria, or at the bank's prime rate. Unused borrowing availability is
subject to annual commitment fees of 1/4%.   Pursuant to other revolving
credit arrangements, the Company may borrow up to $28.3 million. As of March 31, 1997, the Company had outstanding $0.7 million under these revolving credit arrangements.

See Notes 2 and 15 to the consolidated financial statements for information regarding the use of financial instruments and derivatives thereof, including foreign currency hedging instruments. As a matter of policy, the Company does not engage in "speculative" transactions involving derivative financial instruments.

INFLATION AND ACCOUNTING POLICIES

In the view of management, the effects of inflation and changing prices on the Company's net results of operations and financial condition were not significant.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("FAS 128") and Statement of Financial Accounting Standards No. 129 "Disclosure of Information about Capital Structure" ("FAS 129"). Both statements are
effective for fiscal years ending after December 15, 1997.   FAS 128
supersedes existing generally accepted
accounting principles relative to the calculation of earnings per share and requires restatement of all prior period earnings per share information upon adoption. Generally, FAS 128 requires a calculation of basic earnings per share, which takes into consideration income available to common shareholders and the weighted average of common shares outstanding. FAS 128 also requires the calculation of a diluted earnings per share, which takes into effect the impact of all additional common shares that would have been outstanding if all dilutive potential common shares relating to options, warrants, and convertible securities had been issued, as long as their effect is dilutive, with a related adjustment of income available for common shareholders, as appropriate. FAS 128 requires dual presentation of basic and diluted earnings per share on the face of the statement of operations and requires a reconciliation of the numerator and denominator of the basic earnings per share computation. FAS 129 requires, among other disclosure requirements, a reconciliation of the numerators and denominators of the basic and diluted per share calculations and a description of transactions which occur after the end of the reporting period but before the issuance of the financial statements which would have materially changed the number of common, or potential common, shares outstanding. The Company does not expect the effect of its adoption of FAS 128 or FAS 129 to be material.

ITEM 8   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   R.P. SCHERER CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF INCOME


                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                            FOR THE YEARS ENDED MARCH 31,
                                        --------------------------------------
                                            1997          1996         1995
                                            ----          ----         ----
Net sales                                 $588,699      $571,710     $536,682
Cost of sales                              391,648       375,088      339,923
Selling and administrative expenses         72,752        72,485       71,661
Restructuring and other charges (Note 3)      -           33,804         -
Research and development expenses, net      19,979        23,387       21,276
                                           -------      --------     --------
Operating income                           104,320        66,946      103,822

Interest expense                            11,693        12,595       13,758
Interest earned and other                   (2,885)       (2,281)      (1,523)
                                           -------      --------     --------
Income before income taxes and
 minority interests                         95,512        56,632       91,587

Income taxes                                26,275        11,655       30,352
Minority interests                          12,269        14,274       16,376
                                           -------      --------     --------
Net income                                 $56,968       $30,703      $44,859
                                           -------      --------     --------
                                           -------      --------     --------
Per Common and Common Equivalent Share:
   Net income                                $2.31         $1.25        $1.83
                                           -------      --------     --------
                                           -------      --------     --------

            The accompanying notes are an integral part of this statement.


                      R.P. SCHERER CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF FINANCIAL POSITION


                                                            (IN THOUSANDS)
                                                            AS OF MARCH 31,
                                                       ----------------------
                                                            1997       1996

                        ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                              $ 24,955    $  21,007
  Short-term investments                                    3,262        4,880
  Receivables, less reserves of:  1997 - $3,500,000
     1996 - $4,800,000                                    127,717      129,472
  Inventories                                              59,280       59,718
  Other current assets                                      8,620        6,659
                                                         --------     --------
                                                          223,834      221,736
                                                         --------     --------
PROPERTY:
  Property, plant and equipment, at cost                  439,069      411,396
  Accumulated depreciation and reserves                  (119,895)    (124,676)
                                                         --------     --------
                                                          319,174      286,720
                                                         --------     --------
OTHER ASSETS:
  Goodwill and intangibles, net of amortization           168,772      175,622
  Other assets                                             16,465       23,303
                                                         --------     --------
                                                          185,237      198,925
                                                         --------     --------

                                                         $728,245     $707,381
                                                         --------     --------
                                                         --------     --------

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Notes payable and current portion of long-term debt    $  1,499     $  5,834
  Accounts payable                                         61,026       57,985
  Accrued liabilities                                      37,329       41,839
  Accrued income taxes                                     10,934        9,632
                                                         --------     --------
                                                          110,788      115,290
                                                         --------     --------
LONG-TERM LIABILITIES AND OTHER:
  Long-term debt                                          141,822      164,652
  Other long-term liabilities                              50,758       57,329
  Deferred income taxes                                    36,086       32,482
  Minority interests in subsidiaries                       35,762       37,268
                                                         --------     --------
                                                          264,428      291,731
                                                         --------     --------

COMMITMENTS AND CONTINGENCIES (Note 12)

SHAREHOLDERS' EQUITY:
 Preferred stock, 500,000 shares authorized, none issued     -             -
 Common stock, $.01 par value, 50,000,000 shares
   authorized, shares issued: 1997 - 23,568,255;
   1996 - 23,460,453                                          236          235
  Additional paid-in capital                              242,500      239,705
  Retained earnings                                       122,673       65,705
  Currency translation adjustment                         (12,380)      (5,285)
                                                         --------     --------
                                                          353,029      300,360
                                                         --------     --------


                                                         $728,245     $707,381
                                                         --------     --------
                                                         --------     --------

            The accompanying notes are an integral part of this statement.


                   R.P. SCHERER CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS



                                                                              (IN THOUSANDS)
                                                                       FOR THE YEARS ENDED MARCH 31,
                                                                     ----------------------------------
                                                                       1997         1996         1995
                                                                     --------     --------     --------

OPERATING ACTIVITIES:
 Net income                                                          $ 56,968     $ 30,703     $ 44,859
 Adjustments to reconcile net income to net cash provided
  by operating activities:
   Depreciation                                                        25,131       23,586       20,998
   Amortization of intangible assets and debt discount                  6,022        6,358        6,451
   Non-cash restructuring and other charges (Note 3)                     -          16,690         -
   Minority interests in net income                                    12,269       14,274       16,376
   Deferred tax provision and other                                     7,130      (10,942)       3,579
   Increase in receivables                                             (3,823)     (13,865)     (10,626)
   (Increase) decrease in inventories and other current assets         (2,306)       4,763       (3,936)
   Increase in accounts payable and accrued liabilities                 5,347        3,948       11,465
                                                                     --------     --------     --------
Net cash provided by operating activities                             106,738       75,515       89,166
                                                                     --------     --------     --------
INVESTING ACTIVITIES:
 Purchases of plant and equipment                                     (69,887)     (56,195)     (54,076)
 Other                                                                  2,488       (2,906)        (779)
                                                                     --------     --------     --------
Net cash used by investing activities                                 (67,399)     (59,101)     (54,855)
                                                                     --------     --------     --------
FINANCING ACTIVITIES:
 Proceeds from other long-term borrowings                              32,363       29,585       70,255
 Other long-term debt retirements and payments                        (57,628)     (42,649)     (78,726)
 Short-term borrowings, net                                              (729)        (721)        (439)
 Cash dividends paid to minority shareholders of subsidiaries          (8,214)     (13,504)     (11,528)
                                                                     --------     --------     --------
Net cash used by financing activities                                 (34,208)     (27,289)     (20,438)
                                                                     --------     --------     --------
Effect of currency translation on cash and cash equivalents            (1,183)      (1,833)       3,266
                                                                     --------     --------     --------
Net increase (decrease) in cash and cash equivalents                    3,948      (12,708)      17,139

Cash and cash equivalents, beginning of year                           21,007       33,715       16,576
                                                                     --------     --------     --------
Cash and cash equivalents, end of year                               $ 24,955     $ 21,007     $ 33,715
                                                                     ========     ========     ========

        The accompanying notes are an integral part of this statement.

                   R.P. SCHERER CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY



                                                                              (IN THOUSANDS)
                                                                       FOR THE YEARS ENDED MARCH 31,
                                                                     ----------------------------------
                                                                       1997         1996         1995
                                                                     --------     --------     --------

COMMON STOCK:
 Balance at beginning of year                                        $    235     $    233     $    233
 Issuance of common stock for stock option exercises                        1            2            -
                                                                     --------     --------     --------
  Balance at end of year                                             $    236     $    235     $    233
                                                                     ========     ========     ========
ADDITIONAL PAID-IN CAPITAL:
 Balance at beginning of year                                        $239,705     $235,383     $234,157
 Stock options exercised, net of related tax effects                    2,795        4,322          557
 Compensation expense related to stock options granted                      -            -          669
                                                                     --------     --------     --------
  Balance at end of year                                             $242,500     $239,705     $235,383
                                                                     ========     ========     ========
RETAINED EARNINGS (DEFICIT):
 Balance at beginning of year                                        $ 65,705     $ 35,002     $ (9,857)
 Net income                                                            56,968       30,703       44,859
                                                                     --------     --------     --------
  Balance at end of year                                             $122,673     $ 65,705     $ 35,002
                                                                     ========     ========     ========
CURRENCY TRANSLATION ADJUSTMENT:
 Balance at beginning of year                                        $ (5,285)    $  3,028     $ (9,823)
 Adjustment for the year                                               (7,095)      (8,313)      12,851
                                                                     --------     --------     --------
  Balance at end of year                                             $(12,380)    $ (5,285)    $  3,028
                                                                     ========     ========     ========
TOTAL SHAREHOLDERS' EQUITY                                           $353,029     $300,360     $273,646
                                                                     ========     ========     ========

        The accompanying notes are an integral part of this statement.

                   R.P. SCHERER CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.     NATURE OF OPERATIONS

R.P. Scherer Corporation (the "Company"), a Delaware corporation, is a leading international developer and manufacturer of drug delivery systems. The Company's proprietary advanced drug delivery systems improve the efficacy of drugs by regulating their dosage, rate of absorption and place of release. Customers for the Company's products include global and regional manufacturers of prescription and over-the-counter pharmaceutical products, nutritional supplements, cosmetics and recreational products.

2.     SUMMARY OF ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of the Company and all of its domestic and foreign subsidiaries, some of which are less than wholly-owned. All intercompany accounts and transactions have been eliminated.

Prior to February 28, 1995, a wholly-owned subsidiary of the Company, R.P. Scherer International Corporation ("Scherer International"), directly owned all operations of the Company and the Company's only asset was its investment in Scherer International. For administrative reasons, on February 28, 1995, the Company merged Scherer International into the Company, through which the assets and liabilities of Scherer International were assumed by the Company. Such merger did not have any impact on the Company's results of operations or financial position.

REVENUE RECOGNITION - Revenues from sales of the Company's products to its customers are recognized primarily upon shipment.

TRANSLATION OF FOREIGN CURRENCIES - A majority of the Company's sales, income and cash flows is derived from its international operations. With the exception of operations in highly inflationary economies, which are measured in U.S. dollars, the financial position and the results of operations of the Company's foreign operations are measured using the local currencies of the countries in which they operate and are translated into U.S. dollars. Although the effects of foreign currency fluctuations are mitigated by the fact that expenses of foreign subsidiaries are generally incurred in the same currencies in which sales are generated, the reported results of operations of the Company's foreign subsidiaries are affected by changes in foreign currency exchange rates and, as compared to prior periods, will be higher or lower depending upon a weakening or strengthening of the U.S. dollar. In addition, a substantial portion of the Company's net assets are based in its foreign subsidiaries and are translated into U.S. dollars at the foreign currency exchange rates in effect at the end of each period. Accordingly, the Company's consolidated shareholders' equity will fluctuate depending upon the strengthening or weakening of the U.S. dollar.

Foreign currency transaction and translation adjustments (reflecting primarily the translation of net assets at historical exchange rates for operations in highly inflationary economies) included in net income resulted in a net decrease in income of $0.1 million for the year ended March 31, 1997, a net increase of $0.2 million in fiscal 1996 and a net decrease of $2.8 million in 1995. Aggregate sales of operations in highly inflationary economies represented less than 5% of consolidated sales for each period presented in the consolidated statement of income.

FOREIGN CURRENCY HEDGING - Borrowings under long-term foreign currency loans are used to partially hedge against declines in the value of net investments in certain foreign subsidiaries. The Company also periodically enters into foreign currency exchange contracts to hedge certain exposures related to selected transactions that are relatively certain as to both timing and amount (see Note 15 for further discussion).

RESEARCH AND DEVELOPMENT COSTS - Costs incurred in connection with the development of new products and manufacturing methods are charged to income as incurred. Customer reimbursements in the amount of $8.0 million, $4.7 million and $3.1 million were received for the fiscal years ended March 31, 1997, 1996 and 1995, respectively. Research and development expenses reflected in the consolidated statement of income are net of such reimbursements.

INCOME TAXES - Deferred U.S. and foreign income taxes are provided based on enacted tax laws and rates on earnings of the parent and earnings of subsidiary companies which are intended to be remitted to the parent company in the future. Unremitted earnings of subsidiary companies on which deferred taxes have not been provided would, if remitted, be taxed at substantially reduced effective rates due to the utilization of foreign or other tax credits.

EARNINGS PER COMMON SHARE - The computation of earnings per share is based on income divided by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding (consisting solely of stock options) of 24,668,752, 24,535,222 and 24,518,528 shares for the years ended March 31, 1997, 1996 and 1995, respectively.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("FAS 128") and Statement of Financial Accounting Standards No. 129 "Disclosure of Information about Capital Structure" ("FAS 129"). Both statements are
effective for fiscal years ending after December 15, 1997.   FAS 128
supersedes existing generally accepted accounting principles relative to the calculation of earnings per share and requires restatement of all prior period earnings per share information upon adoption. Generally, FAS 128 requires a calculation of basic earnings per share, which takes into consideration income available to common shareholders and the weighted average of common shares outstanding. FAS 128 also requires the calculation of a diluted earnings per share, which takes into effect the impact of all additional common shares that would have been outstanding if all dilutive potential common shares relating to options, warrants, and convertible securities had been issued, as long as their effect is dilutive, with a related adjustment of income available for common shareholders, as appropriate. FAS 128 requires dual presentation of basic and diluted earnings per share on the face of the statement of operations and requires a reconciliation of the numerator and denominator of the basic earnings per share computation. FAS 129 requires, among other disclosure requirements, a reconciliation of the numerators and denominators of the basic and diluted per share calculations and a description of transactions which occur after the end of the reporting period but before the issuance of the financial statements which would have materially changed the number of common, or potential common, shares outstanding. The Company does not expect the effect of its adoption of FAS 128 or FAS 129 to be material.

CASH EQUIVALENTS - For purposes of reporting cash flows, all highly liquid investments which are readily convertible to known amounts of cash and which have a maturity of three months or less when purchased are considered cash equivalents.

INVENTORIES - Inventories are stated at the lower of cost or market with cost determined on a first-in, first-out basis for substantially all inventories. Market is the lower of replacement cost or estimated net realizable value. Finished goods and work-in-process inventories include material, labor and manufacturing overhead costs.

The components of inventories are as follows:

     (IN THOUSANDS)                         1997           1996
                                          --------       --------
     Raw materials and supplies           $ 32,886       $ 30,892
     Work in process                         8,604         10,593
     Finished goods                         17,790         18,233
                                          --------       --------
                                          $ 59,280       $ 59,718
                                          ========       ========

PROPERTY, PLANT & EQUIPMENT - Property, plant and equipment are recorded at cost and are depreciated over their related estimated useful lives primarily using the straight-line method for financial reporting and accelerated methods for tax reporting. Maintenance and repair costs are expensed as incurred. Interest cost capitalized as part of the construction cost of capital assets amounted to $2.1 million, $3.1 million and $1.2 million in fiscal years 1997, 1996 and 1995, respectively. A summary of property, plant and equipment follows:

     (IN THOUSANDS)                         1997           1996
                                          --------       --------
     Land and improvements                $ 17,772       $ 18,582
     Building and equipment                 99,011        106,685
     Machinery and equipment               277,310        259,437
     Construction in progress               44,976         26,692
                                          --------       --------
                                          $439,069       $411,396
                                          ========       ========

GOODWILL AND INTANGIBLES - Goodwill represents the excess of cost over the fair value of identifiable net assets of businesses acquired, primarily related to the acquisition of the Company in June 1989 and the acquisition of Pharmagel in July 1993. Goodwill is amortized using the straight-line method, generally over forty years. Other intangible assets include deferred financing fees, patents, licenses and trademarks. Deferred financing fees are amortized over the life of the related obligations using the effective interest method. Other intangible assets, totaling $2.5 million and $3.2 million net of accumulated amortization as of March 31, 1997 and 1996, respectively, are recorded at cost and amortized over their expected useful lives using the straight-line method. In accordance with generally accepted accounting principles, goodwill and other intangibles are periodically reviewed to assess recoverability from future operations using anticipated undiscounted future cash flows. Any permanent diminution in the value of goodwill or other intangibles would be recognized as a charge against earnings when identified. The accumulated amortization of goodwill and other intangibles is $43.6 million and $40.7 million as of March 31, 1997 and 1996, respectively.

PREFERRED STOCK - The Company is authorized to issue 500,000 shares of preferred stock in one or more series and to fix as to any series the dividend rate, redemption prices, preferences in liquidation or dissolution, sinking fund terms, if any, conversion rights, voting rights and any other preference or special rights and qualifications. The issuance of preferred stock in certain circumstances may have the effect of delaying, deferring or preventing a change in control of the Company, may discourage bids for the Company's common stock at a premium over the market price of the common stock and may adversely affect the market price of and other rights of the holders of common stock. The Company has no present plans to issue any shares of preferred stock.

SALE OF COMMON STOCK AND RELATED TRANSACTIONS - In December 1994, the Company completed a secondary offering of 7.0 million shares of its common stock.
The shares were sold by certain merchant banking partnerships affiliated with Lehman Brothers, Inc. (collectively "Lehman"). The offering did not result in any additional shares outstanding of the Company's common stock and the Company did not receive any proceeds from the offering. As a result of the offering, Lehman no longer has any beneficial ownership of the Company.

USE OF ESTIMATES - The financial statements are prepared in conformity with generally accepted accounting principles and, accordingly, include amounts that are based on management's best estimates and judgments.

3.     RESTRUCTURING AND OTHER CHARGES

RESTRUCTURING - In the fourth quarter of fiscal 1996, the Company announced a restructuring plan designed to enhance the Company's long-term profitability by reducing and rationalizing manufacturing and overhead structures which were primarily servicing non-pharmaceutical markets (the "Restructuring"). The Restructuring included the closure of softgel manufacturing plants in Windsor, Canada and Neuvic, France, as well as the consolidation and elimination of certain administrative, marketing and development staff positions in several other locations and was completed by mid-fiscal 1997.
As a result of the Restructuring, the Company's total work force was reduced by approximately 250 employees, or 7%. The Restructuring was completed in fiscal 1997 with the final cost of the program approximating the Company's original estimate.

In the fourth quarter of fiscal 1996, the Company recorded special provisions totaling $33.8 million before income tax effects related to the Restructuring and other charges discussed below. On an after-tax basis, the cost of the Restructuring and other charges was approximately $23.1 million, or $0.94 per common share. Of this amount, approximately $17.1 million represented cash charges and $16.7 million represents non-cash charges.

OTHER CHARGES- In the fourth quarter of fiscal 1996, the Company recognized other pretax charges totaling $7.3 million for matters not related to the Company's Restructuring, including $1.5 million related to retirement or severance costs for employees not included in the Restructuring, $1.9 million related to a long-term asset write-off resulting from a pension plan termination and a $2.8 million write-off of an intangible asset for which recoverability was determined to be impaired.

A summary of fiscal 1997 activity related to the restructuring reserve follows:


     (IN THOUSANDS)                      ORIGINAL      UTILIZED         UTILIZED        BALANCE AT
                                         RESERVE    IN FISCAL 1996   IN FISCAL 1997   MARCH 31, 1997
                                         --------   --------------   --------------   --------------
     Severance and other employee
      termination costs                   $12,000       $ 3,601          $ 8,399          $  -
     Fixed asset recovery reserves         13,100             -           13,100             -
     Other current assets                     490           191              299             -
     Other long-term assets                 3,040         3,040                -             -
     Contractual obligations                5,174         1,893            3,281             -
                                          -------       -------          -------          -------
                                          $33,804       $ 8,725          $25,079          $  -
                                          =======       =======          =======          =======

4.  INCOME TAXES

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


(IN THOUSANDS)                                                         FOR THE YEARS ENDED MARCH 31,
                                                                     ----------------------------------
                                                                       1997         1996         1995
                                                                     --------     --------     --------

Income before income taxes and  minority
 interests
  United States                                                      $ 26,641     $ 12,536     $ 10,105
  Foreign                                                              68,871       44,096       81,482
                                                                     --------     --------     --------
                                                                     $ 95,512     $ 56,632     $ 91,587
                                                                     ========     ========     ========
Provision for currently payable
 income taxes:
  United States                                                      $  1,697     $  4,516     $  5,443
  Foreign                                                              17,884       17,374       23,161
                                                                     --------     --------     --------
                                                                       19,581       21,890       28,604
                                                                     --------     --------     --------

Provision (credit) for deferred
 income taxes:
  United States                                                         6,319       (8,772)          (6)
  Foreign                                                                 375       (1,463)       1,754
                                                                     --------     --------     --------
                                                                        6,694      (10,235)       1,748
                                                                     --------     --------     --------
 Total income taxes                                                  $ 26,275     $ 11,655     $ 30,352
                                                                     ========     ========     ========

The deferred tax provision for fiscal 1997 includes a net $3.7 million credit resulting from a decrease in deferred tax valuation allowances, as well as a $0.2 million charge resulting from changes in enacted statutory tax rates in certain countries. The deferred tax provision for fiscal 1996 included a net $5.6 million credit resulting from a decrease in deferred tax valuation allowances. The deferred tax provision for fiscal year 1995 included a net $0.4 million charge resulting from an increase in deferred tax valuation allowances, as well as a $0.3 million charge resulting from changes in enacted statutory tax rates in certain countries. The components of deferred taxes as of March 31, 1997 and 1996 are as follows:

     (IN THOUSANDS)                                         1997                            1996
                                                ----------------------------    ----------------------------
                                                DEFERRED TAX    DEFERRED TAX    DEFERRED TAX    DEFERRED TAX
                                                   ASSETS       LIABILITIES        ASSETS       LIABILITIES
                                                ------------    ------------    ------------    ------------

     Property, plant and equipment                $  2,690        $ 48,351        $  3,518        $ 40,609
     Foreign and other tax credit carryforwards      8,732            -             10,417            -
     Capital loss carryforwards                      6,379            -              6,379            -
     Restructuring and other charges (Note 3)         -               -              6,866            -
     Pensions and other postretirement benefits      6,341             803           6,736             849
     Stock options                                   3,610            -              3,843            -
     Defeasance of debt                              1,524            -              1,929            -
     Miscellaneous other                             6,466              63           4,495           2,762
                                                  --------        --------        --------        --------
       Subtotal                                     35,742          49,217          44,183          44,220
     Valuation allowances                          (16,322)           -            (20,068)           -
                                                  --------        --------        --------        --------
     Total deferred taxes                         $ 19,420        $ 49,217        $ 24,115        $ 44,220
                                                  ========        ========        ========        ========

At March 31, 1997, net current future tax benefits of $2.8 million were included in other current assets, $3.5 million of net long-term future tax benefits were included in other assets and $36.1 million of net long-term liabilities were reflected in the accompanying consolidated statement of financial position. At March 31, 1996, net current future tax benefits of $2.4 million were included in other current assets, $10.0 million of net long-term future tax benefits were included in other assets and $32.5 million of net long-term liabilities were reflected in the accompanying consolidated statement of financial position.

The capital loss carryforwards noted above expire in 2001. The foreign tax credit carryforwards noted above expire through 1998. At March 31, 1997, foreign earnings of approximately $97.6 million have been retained indefinitely by subsidiaries for reinvestment and accordingly no provision was made for income taxes that would be payable upon the distribution of such earnings. It is not practicable to determine the amount of the related unrecognized deferred income tax liability, if any.

The difference between consolidated income taxes as computed at the United States statutory rate and as reported in the consolidated statement of income is summarized as follows:


     (IN THOUSANDS)                                                    FOR THE YEARS ENDED MARCH 31,
                                                                     ----------------------------------
                                                                       1997         1996         1995
                                                                     --------     --------     --------

     United States statutory tax                                     $ 33,429     $ 19,821     $ 32,056

     Increases (reductions) in taxes due to:
      Difference in effective foreign tax rates                        (1,032)      (1,883)      (3,620)
      Foreign tax credit carryforwards utilized                        (3,416)      (1,452)      (1,330)
      Other tax credit generation (utilization)                         1,200       (1,148)        -
      Goodwill amortization                                             1,481        1,532        1,532
      Translation losses                                                 (581)         (12)       1,739
      Changes in valuation allowances
       and other items, net                                            (4,806)      (5,203)         (25)
                                                                     --------     --------     --------
        Consolidated income taxes                                    $ 26,275     $ 11,655     $ 30,352
                                                                     ========     ========     ========

Income tax payments, net of refunds, were $3.1 million, $24.6 million and $19.2 million for the fiscal years ended March 31, 1997, 1996 and 1995, respectively.

5.     SHORT-TERM BORROWINGS AND LINES OF CREDIT

At March 31, 1997, the Company had short-term line of credit arrangements with foreign banking institutions under which the Company and its subsidiaries may borrow up to $28.3 million, subject to limitations imposed by the bank credit facility (Note 7). There are no compensating balance requirements related to these lines of credit. The total indebtedness outstanding under such arrangements was $0.7 million and $1.5 million at March 31, 1997 and 1996, respectively.

Short-term borrowings, based on the amounts outstanding at the end of each month, were as follows:


     (IN THOUSANDS)                                                            AS OF MARCH 31,
                                                                     ----------------------------------
                                                                       1997         1996         1995
                                                                     --------     --------     --------

     Maximum amount outstanding                                      $  1,620     $  4,751     $  2,286
     Average amount outstanding                                         1,357        2,166        1,634
     Weighted average interest rate during the year                      7.3%         9.3%        13.8%
     Weighted average interest rate at March 31                         10.8%        11.3%        10.8%


6.     ACCRUED AND OTHER LONG-TERM LIABILITIES

Accrued and other long-term liabilities consist of the following as of March 31, 1997 and 1996:

     (IN THOUSANDS)                                      1997         1996
                                                       --------     --------
     Accrued Liabilities:
      Salaries, wages and bonuses                      $ 13,721     $ 14,717
      Interest                                            1,528        1,955
      Other                                              22,080       25,167
                                                       --------     --------
                                                       $ 37,329     $ 41,839
                                                       ========     ========
     Other Long-Term Liabilities:
      Pension and welfare benefits (Note 9)            $ 34,194     $ 35,366
      Postretirement benefits (Note 9)                    6,568        6,304
      Other                                               9,996       15,659
                                                       --------     --------
                                                       $ 50,758     $ 57,329
                                                       ========     ========

7.    LONG-TERM DEBT

Long-term debt consists of the following as of March 31, 1997 and 1996:

     (IN THOUSANDS)                                         1997        1996
                                                          --------    --------
     6 3/4% Senior Notes due 2004 (net of discount of
      $504 and $577 in fiscal 1997 and 1996,
      respectively)                                       $ 99,496    $ 99,423
     Borrowings under bank credit agreement                 28,504      52,051
     Industrial development revenue bonds                    6,350       6,350
     Other                                                   8,280      11,176
                                                          --------    --------
                                                           142,630     169,000
     Less - current portion                                   (808)     (4,348)
                                                          --------     -------
                                                          $141,822    $164,652
                                                          ========    ========

The 6 3/4% Senior Notes ("Senior Notes") due February 1, 2004 are noncallable and are unsecured obligations, ranking PARI PASSU with all other unsecured and senior indebtedness of the Company. Interest on the Senior Notes is payable February 1 and August 1. The indenture under which the Senior Notes were issued contains certain covenants which, among other things, limit the ability of the Company and its subsidiaries to incur liens, to enter into sale and lease-back transactions, to engage in certain transactions with affiliates and to merge or consolidate with, or transfer all or substantially all, of its assets to another person.

The Company's bank credit facility allows for revolving credit borrowings up to an aggregate of $175.0 million, in various currencies and expires April 1, 1999. Interest is payable at LIBOR plus .575% currently, with a possible further reduction in the interest rate spread to LIBOR plus .475% later during the term of the facility based on certain financial performance criteria, or at the bank's prime rate. Unused borrowing availability is subject to annual commitment fees of 1/4%. Borrowings under this agreement are unsecured and rank PARI PASSU with all other unsecured and senior indebtedness of the Company. The bank credit facility requires that the Company satisfy various annual and quarterly financial tests, including maintenance on a consolidated basis of a specified minimum or maximum current level of tangible net worth and cash flow coverage, leverage and fixed charge ratios. The agreement also restricts the Company's ability to incur additional indebtedness or liens, make investments and loans, dispose of assets, or engage in certain business combinations and limits the ability of the Company to pay dividends. As of March 31, 1997, the Company does not have plans to declare or pay any cash dividends.

At March 31, 1997 the Company had variable interest rate industrial development revenue bonds aggregating $6.3 million due in 2015. The interest rate in effect at March 31, 1997, was 4%.

The annual maturities of long-term debt, excluding amounts payable under capitalized lease obligations, for the five succeeding fiscal years are: 1998 -$0.8 million; 1999 - $0.5 million; 2000 - $29.7 million; 2001 - $ 0.7 million; and 2002 - $0.7 million. Interest paid was $13.8 million, $15.1 million and $14.4 million for the years ended March 31, 1997, 1996 and 1995, respectively.

8.     LEASES

Total rental expense under operating leases was $7.9 million, $9.2 million and $8.5 million for the fiscal years ended March 31, 1997, 1996 and 1995, respectively. The annual minimum rental commitments under long-term operating leases for the five succeeding fiscal years are: 1998 - $6.3 million; 1999 -$5.9 million; 2000 - $5.8 million; 2001 - $5.1 million; 2002 -
$4.4 million; and 2003 and thereafter - $26.8 million. Future capitalized lease commitments are not significant.

9.     PENSIONS AND OTHER POSTRETIREMENT BENEFITS

PENSIONS - The Company has several pension plans covering substantially all salaried and hourly employees. In general, the Company's domestic plans provide defined pension benefits based on years of service and level of compensation. Foreign subsidiaries provide for pension benefits in accordance with local customs or law. The Company funds its pension plans at amounts required by the applicable regulations. Pension expense included the following:

     (IN THOUSANDS)                              FOR THE YEARS ENDED MARCH 31,
                                                 -----------------------------
                                                     1997     1996     1995
                                                  --------  -------  --------
     Service cost of benefits earned during year   $ 4,499  $ 3,994  $ 3,722
     Interest cost on projected benefit obligation   5,166    4,800    4,754
     Actual return on plan assets                   (4,074)  (4,536)  (2,236)
     Net amortization and deferral                   1,028    1,889     (781)
                                                   -------  -------  -------
                                                   $ 6,619  $ 6,147  $ 5,459
                                                   =======  =======  =======

The following table shows the status of the various plans and amounts included in the Company's consolidated statement of financial position as of March 31, 1997 and 1996:

                                                         1997                         1996
                                             ---------------------------- -----------------------------
                                              PLANS WHOSE    PLANS WHOSE   PLANS WHOSE     PLANS WHOSE
                                             ASSETS EXCEED   ACCUMULATED  ASSETS EXCEED    ACCUMULATED
                                              ACCUMULATED     BENEFITS     ACCUMULATED      BENEFITS
                                               BENEFITS     EXCEED ASSETS   BENEFITS      EXCEED ASSETS
                                             -------------  ------------- -------------   -------------

     Actuarial present value of:
      Vested benefit obligation                 $23,947        $35,071        $ 3,213        $54,189
      Non-vested benefit obligation                 125          5,250            264          5,834
                                                -------        -------        -------        -------
       Accumulated benefit obligation            24,072         40,321          3,477         60,023
     Effects of anticipated future
      compensation increases                        985          7,586            402          9,380
                                                -------        -------        -------        -------
       Projected benefit obligation              25,057         47,907          3,879         69,403
     Plan assets at fair value                   25,612          8,927          5,494         25,439
                                                -------        -------        -------        -------
       Projected benefit obligation in
        excess of (less than) plan assets          (555)        38,980         (1,615)        43,964
     Unamortized net loss                          (549)        (4,844)           (29)        (8,453)
     Unrecognized prior service cost               (202)            58           -              (145)
                                                -------        -------        -------        -------
     Accrued pension (asset) liability
      recorded in the consolidated
      statement of financial position           $(1,306)       $34,194        $(1,644)       $35,366
                                                =======        =======        =======        =======

Plan assets consist primarily of marketable securities, equity securities, cash equivalents, U.S. government securities, foreign government securities and corporate bonds.

The average of the assumptions used as of March 31, 1997, 1996 and 1995 in determining the pension expense and benefit obligation information shown above were as follows:

                                                     1997     1996     1995
                                                  --------  -------  --------

     Discount rate                                   7.5%     7.4%      7.8%
     Rate of compensation increase                   4.3      4.5       4.7
     Long-term rate of return on plan assets        10.0      9.8       9.6

POSTRETIREMENT AND OTHER BENEFITS - The Company charges the expected cost of postretirement benefits to expense during the years that eligible employees render service. The following table reconciles the status of the accrued postretirement liability as of March 31 (based on January 1 measurement dates):

     (IN THOUSANDS)                                         1997     1996
                                                           ------   ------
     Accumulated postretirement benefit obligation:
      Retirees                                             $1,816   $2,788
      Active employees                                      1,826    1,735
                                                           ------   ------
     Accumulated postretirement benefit obligation
      in excess of plan assets                              3,642    4,523
     Unrecognized net gain                                  3,126    1,981
                                                           ------   ------
     Accrued postretirement benefit liability (including
      $200 in current liabilities)                         $6,768   $6,504
                                                           ======   ======

Net postretirement benefits cost for the years ended March 31, 1997, 1996 and 1995 included:

     (IN THOUSANDS)                                1997     1996     1995
                                                   ----     ----     ----
     Service cost                                  $210     $136     $168
     Interest cost on accumulated
      postretirement benefit obligation             204      186      228
                                                   ----     ----     ----
       Net postretirement benefit cost             $414     $322     $396
                                                   ====     ====     ====
For measurement purposes, annual rates of increase in the per capita costs of covered health care claims of 8%, 9% and 10% were assumed for 1997, 1996 and 1995, respectively. The rate was assumed to decrease by 1% in fiscal 1998 and each year thereafter to a rate of 6% beyond 2001. The health care cost trend rate assumption has a significant effect on the amounts reported. To illustrate, increasing the assumed health care cost trend rate by one percentage point in each year would increase the accumulated postretirement benefit obligation as of the measurement date of January 1, 1997, by $0.6 million and the aggregate of the service and interest cost components of net postretirement cost for fiscal 1997 by $0.1 million. The discount rate used in determining the accumulated postretirement benefit obligation was 7.75% and 7.25% for fiscal years 1997 and 1996, respectively.

10.     STOCK COMPENSATION PLANS

The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting model provided for under Financial Accounting Standards Board Statement No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"), requires the use of option valuation models that were not developed for use in valuing employee stock options.

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

As an added incentive to increase shareholder value, participants are provided one standard stock option for each purchased stock option. Each standard stock option is exercisable at an average market value per share at the beginning of the fiscal year and may only be exercised when the purchased option is exercised. Both types of options vest after three years from the date of grant and expire four years after the date of vesting.

The following summarizes stock option activity over the past three years under the 1992 Stock Option Plan:

                                          1997                           1996                           1995
                                ------------------------       ------------------------       ------------------------
                                                WEIGHTED                       WEIGHTED                       WEIGHTED
                                                AVERAGE                        AVERAGE                        AVERAGE
                                NUMBER OF       EXERCISE       NUMBER OF       EXERCISE       NUMBER OF       EXERCISE
                                 SHARES          PRICE          SHARES          PRICE          SHARES          PRICE
                                ---------       --------       ---------       --------       ---------       --------
Balance at beginning of year    1,648,385        $38.92        1,515,783        $35.11        1,043,700        $29.42
Option activity for the year:
 Granted for fiscal year          368,172        $53.85          222,239        $59.81          484,457        $47.28
 Exercised                        (98,752)       $27.33          (89,637)       $26.33          (12,374)       $22.05
 Canceled                            -                              -                              -
                                ---------                      ---------                      ---------
Balance at end of year          1,917,805        $42.69        1,648,385        $38.92        1,515,783        $35.11
                                =========                      =========                      =========

Under APB 25, no compensation expense was recognized for fiscal 1997, 1996 or 1995 in connection with the 1992 Stock Option Plan. As of March 31, 1997, no options for common shares were available for grant under the 1992 Stock Option Plan.

DIRECTOR STOCK OPTIONS - In fiscal 1997, 12,000 options, exercisable at $50.25 per share, were granted to an outside director of the Company. In fiscal 1995, 48,000 options, exercisable at $45.38 per share, were granted to four outside directors of the Company. In fiscal 1992, 36,000 options, exercisable at $18.00 per share, were granted to three outside directors of the Company. Director options vest three years from the date of grant and expire seven years after the date of vesting. During fiscal 1996 and 1995, respectively, 4,000 and 12,000 fiscal-1992 granted options were exercised.

1990 STOCK OPTION PLANS - In November 1990, the Company implemented three stock option plans under which a total of 1,239,612 options for shares of the Company's common stock were authorized for issuance to key management personnel. As a result of the Company's sale of common stock in October 1991, all options granted under such plans became fully vested. From time-to-time additional grants are made under the 1990 Stock Option Plans. Additional grants typically vest over the three years following the date of grant. All such options expire ten years from the date of grant. Information on the number of shares under option for the 1990 Plan, exercisable at $5.49 per share follows:

                                             1997        1996        1995

Balance at beginning of year              1,034,841   1,084,983   1,073,665
 Granted during year                         10,465        -         16,575
 Exercised                                   (9,050)    (50,142)     (5,257)
                                          ---------   ---------   ---------
  Balance at end of year                  1,036,256   1,034,841   1,084,983
                                          =========   =========   =========
In accordance with APB 25, the Company recognized compensation expense related to these grants of $0.1 million in fiscal 1997 and $0.3 million in fiscal 1995.

Options exercisable under the Company's three plans at each of March 31, 1997 and March 31, 1996, totaled 1,534,742 and 1,637,362, respectively. A summary of stock options outstanding at March 31, 1997, follows:

                                                        OPTIONS EXERCISABLE AT
     OPTIONS OUTSTANDING AT MARCH 31, 1997                  MARCH 31, 1997
-----------------------------------------------------   ----------------------
                                WEIGHTED     WEIGHTED                WEIGHTED
                                AVERAGE      AVERAGE                 AVERAGE
RANGE OF                        REMAINING    EXERCISE                EXERCISE
EXERCISE PRICES       OPTIONS   LIFE (YRS.)  PRICE        OPTIONS    PRICE
---------------       -------   -----------  --------     -------    --------
$5.49 to $18.00      1,051,124      4.9       $ 5.73     1,038,571    $ 5.73
$22.05 to $33.52       238,140      2.2        22.05       238,140     22.05
$33.53 to $59.81     1,744,797      5.4        45.72       258,031     33.53
                     ---------                           ---------
                     3,034,061      4.9       $29.74     1,534,742    $12.94
                     =========                           =========

PRO FORMA STOCK OPTION DATA - The Company measures stock compensation expense in accordance with APB 25 and related interpretations. Had compensation cost been determined using the fair market value-based accounting method for options granted in fiscal 1997 and 1996, pro forma net income for fiscal 1997 and 1996 would have been $55.3 million and $29.9 million, respectively, and pro forma net income per share for fiscal 1997 and 1996 would have been $2.24 per share and $1.22 per share, respectively. The fair value of these options was estimated using the Black-Scholes option pricing model with the following weighted average assumptions for fiscal 1997 and 1996, respectively: risk free interest rates of 6.5% and 6.3%; dividend yield of 0%; volatility factors of the expected market price of the Company's common stock of 0.27 and 0.28; and a weighted average expected life of the options of five years. The weighted average fair value of stock options granted, as calculated using the Black-Scholes option valuation model was $12.68 per share and $13.79 per share in fiscal 1997 and 1996, respectively.

For the pro forma disclosures, the options' estimated fair value was amortized over their expected life. These pro forma disclosures are not indicative of anticipated future disclosures because FAS 123 does not apply to grants made prior to 1995. The pro forma disclosures include only the first year of vesting for fiscal 1997 awards and the second year of vesting for fiscal 1996 awards. Additionally, the fair value of these options was estimated as of the date of grant using an option pricing model which was designed to estimate the fair value of options which, unlike employee stock options, can be traded at any time and are fully transferable. The model requires the input of several highly subjective assumptions including the expected future volatility of the stock price.

11.     RELATED PARTY TRANSACTIONS

Certain foreign subsidiaries purchase gelatin materials and the Company's German subsidiary leases plant facilities, purchases other services and receives loans from time-to-time from a German company which is also the minority shareholder of the Company's German and certain other European subsidiaries.

Gelatin purchases, at prices comparable to estimated market prices, amounted to $24.6 million, $23.9 million and $21.6 million for the years ended March 31, 1997, 1996 and 1995, respectively. Rental payments amounted to $5.4 million, $5.8 million and $5.3 million and purchased services amounted to $5.5 million, $5.9 million and $5.2 million for each of the respective years.


12.     COMMITMENTS AND CONTINGENCIES

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

As of March 31, 1997, the Company has capital expenditure commitments related primarily to plant expansions amounting to approximately $17.8 million.

13.     SEGMENT DATA

The Company is engaged principally in the production of softgels, hardcapsules and other drug delivery systems for the pharmaceutical, health and nutritional and cosmetic products industries. The Company's operations are divided into three geographical areas: United States, Europe and Other International. Europe represents operations in the United Kingdom, France, Italy and Germany. Other International consists of operations in Canada, the Pacific and Latin America.

     (IN THOUSANDS)                            FOR THE YEARS ENDED MARCH 31,
                                               -----------------------------
                                                 1997      1996      1995
                                               --------  --------  ---------
     Sales:
      United States                            $174,903  $141,100  $128,912
      Europe                                    307,793   319,540   302,172
      Other International                       106,003   111,070   105,598
                                               --------  --------  --------
       Net sales 1                             $588,699  $571,710  $536,682
                                               ========  ========  ========
     Operating Income:
      United States                            $ 36,667  $ 33,453  $ 29,612
      Europe                                     59,812    39,330    66,973
      Other International                        20,743    12,960    21,411
      Unallocated 2                             (12,902)  (18,797)  (14,174)
                                               --------  --------  --------
       Operating income                        $104,320  $ 66,946  $103,822
                                               ========  ========  ========
     Identifiable assets:
      United States                            $104,750  $100,298  $ 90,036
      Europe                                    389,447   375,873   389,581
      Other International                       133,488   134,102   144,930
      Unallocated 3                             100,560    97,108    86,826
                                               --------  --------  --------
       Total assets                            $728,245  $707,381  $711,373
                                               ========  ========  ========

(1) No single customer or product represents 10% or more of sales and intersegment sales are not significant.
(2) Unallocated operating income includes $8.0 million, $8.8 million and $6.0 million of expenses associated with the Company's Advanced Therapeutic Products group in fiscal years 1997, 1996 and 1995, respectively.
(3) Unallocated identifiable assets are principally cash, cash equivalents, short-term investments and other assets.

The net assets of foreign subsidiaries were $217.0 million, $216.3 million and $218.8 million at March 31, 1997, 1996 and 1995, respectively. The Company's share of foreign net income was $36.5 million, $18.3 million and $41.6 million for the years ended March 31, 1997, 1996 and 1995, respectively, after deducting minority interests, income taxes on unremitted earnings and various charges billed by the parent company.

14.     QUARTERLY FINANCIAL DATA (UNAUDITED)

                             FIRST QUARTER            SECOND QUARTER             THIRD QUARTER            FOURTH QUARTER
                         ---------------------     ---------------------     ---------------------     --------------------
                           1997         1996         1997         1996         1997         1996         1997          1996
                           ----         ----         ----         ----         ----         ----         ----          ----

Net sales                $145,297     $148,378     $143,454     $133,511     $149,874     $137,582     $150,074      $152,239
Gross profit               48,809       54,693       44,253       44,194       50,923       47,380       53,066        50,354
Net income (loss)          13,593       13,695       11,466        8,324       15,084       13,254       16,825        (4,570)
Net income (loss) per
 common share 1            $0.56        $0.56        $0.47        $0.34        $0.61        $0.54        $0.68        ($0.19)
                         =====================     =====================     =====================     ======================

(1) The fourth quarter of fiscal 1996, includes a $33.8 million pretax charge ($0.94 per share after tax effects) for restructuring and other items (see
    Note 3).

15.     FINANCIAL INSTRUMENTS

Summarized below are the carrying and estimated fair values for certain of the Company's financial instruments as of March 31, 1997 and 1996. The carrying values of all other financial instruments in the consolidated statement of financial position approximate fair values. The fair value of short-term investments approximates their carrying value, given the relatively short period to maturity of such instruments. The fair value of the Senior Notes is estimated based upon the quoted market price for such securities, which are publicly traded on the New York Stock Exchange. Fair values of other long-term debt, determined based on interest rates that are currently available to the Company for similar types of borrowings, approximate carrying value. The fair value of the forward foreign exchange contracts reflects the estimated amount that the Company would receive/(pay) to terminate the contracts at the reporting date, thereby taking into account the unrealized gains or losses of open contracts.

                                                       1997                            1996
                                              -------------------------       -------------------------
                                              CARRYING       ESTIMATED        CARRYING       ESTIMATED
                                               VALUE         FAIR VALUE        VALUE         FAIR VALUE
                                              --------       ----------       --------       ----------

Short-term investments                        $  3,262        $  3,333        $  4,880        $  4,953
Long-term debt (including current and
long-term portions and notes payable)          143,321         137,481         170,486         166,938

DERIVATIVE FINANCIAL INSTRUMENTS:
 Forward foreign currency exchange contracts      -                597            -                196


Certain investments in marketable debt and equity securities are required to be recorded at fair value if held for trading purposes or otherwise available for sale, or at cost if held to maturity. The Company categorizes all such investments as held-to-maturity and therefore carries all such investments at cost.

The Company periodically enters into forward foreign currency exchange contracts to hedge certain exposures related to identifiable foreign currency transactions that are relatively certain as to both timing and amount and does not engage in speculation. Gains and losses on the forward contracts are recognized concurrently with the gains or losses from the underlying transactions. At March 31, 1997 and 1996, the Company was party to forward foreign currency exchange contracts of $65.4 million and $14.2 million (notional amounts), respectively, denominated in European currencies. The contracts outstanding at March 31, 1997 generally mature on various dates through fiscal 1998 and are intended to hedge various foreign currency commitments . The Company is exposed to credit loss in the event of nonperformance by the counterparties to these contracts, but does not anticipate any such nonperformance given the financial soundness of such counterparties.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To R.P. Scherer Corporation:

We have audited the accompanying consolidated statement of financial position of R.P. SCHERER CORPORATION (a Delaware corporation) and subsidiaries as of March 31, 1997 and 1996 and the related consolidated statements of income, cash flows and shareholders' equity for each of the three years in the period ended March 31, 1997. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and this schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of R.P. Scherer Corporation and subsidiaries as of March 31, 1997 and 1996 and the results of their operations and cash flows for each of the three years in the period ended March 31, 1997, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule of valuation allowances included herein is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


Detroit, Michigan,                               ARTHUR ANDERSEN LLP
April 29, 1997.

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


ITEM 10  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

ITEM 11  EXECUTIVE COMPENSATION

ITEM 12  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         AND MANAGEMENT

ITEM 13  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS



The information required by Items 10 through 13 will be included in the R.P. Scherer Corporation Proxy Statement for 1997, which will be filed not later than 120 days after the close of the Company's fiscal year ended March 31, 1997 and is hereby incorporated by reference to such proxy statement. Information with respect to Item 10 above is included on pages 8 through 10 of this Annual Report on Form 10-K.

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

          3.6          By-Laws of the Company.  Incorporated by reference to
                       Exhibit 3.2 filed with the Company's Registration Statement on Form S-4, No. 33-30999.

          4.1 Indenture dated as of January 1, 1994, between Scherer International and Comerica Bank, Trustee. Incorporated by reference to Exhibit 2.1 filed with Scherer International's Registration Statement on Form 8-A, dated May 2, 1994

          4.2 First Supplemental Indenture dated as of February 28, 1995, between Scherer International, the Company and Comerica Bank, Trustee. Incorporated by reference to
                       Exhibit 4.1 filed with the Company's Current Report on Form 8-K, dated March 6, 1995.

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

     EXHIBIT NUMBER           DESCRIPTION
     --------------           -----------

          4.5 Form of the Company's 1990 Nonqualified Stock Option Plan, 1990 Nonqualified Performance Stock Option Plan A and 1990 Nonqualified Performance Stock Option Plan B. Incorporated by reference to Exhibits 10.6 through 10.8 filed with the Company's Post-Effective Amendment No. 2 to Form S-1 dated February 11, 1991.

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

          4.8 Amended and Restated $175,000,000 Credit Agreement, dated as of March 30, 1994, among Scherer International, certain of its subsidiaries, Comerica Bank, NBD Bank, N.A., Societe Generale, The Bank of Nova Scotia and ABN AMRO Bank N.V. Incorporated by reference to Exhibit 10.1 filed with R.P. Scherer International Corporation's Annual Report on Form 10-K for the year ended March 31, 1994.

          4.9 Assumption Agreement, dated as of February 28, 1995, among the Company, Comerica Bank, NBD Bank, N.A., Societe Generale, The Bank of Nova Scotia and ABN AMRO Bank N.V. Incorporated by reference to Exhibit 4.2 filed with the Company's Current Report on Form 8-K dated March 6, 1995.

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

          23           Consent of Arthur Andersen LLP.  Filed herewith.

          27           Financial Data Schedule.  Filed herewith.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, R.P. Scherer Corporation has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 25, 1997.

                                            R.P. SCHERER CORPORATION


                                       By:  /s/ Aleksandar Erdeljan
                                          -----------------------------------
                                                  Aleksandar Erdeljan
                                             Chairman, President and Chief
                                                   Executive Officer


Pursuant to the requirements of the Securities Act of 1934, as amended, this Report has been signed below by the following persons on behalf of R.P. Scherer Corporation in the capacities indicated on June 25, 1997:


                   SIGNATURES                        TITLE

            /s/  Aleksandar Erdeljan      Chairman, President and Chief
            ------------------------            Executive Officer
              Aleksandar Erdeljan


             /s/ Nicole S. Williams     Executive Vice President, Finance,
             ----------------------   Chief Financial Officer, and Secretary
               Nicole S. Williams


              /s/ Ronald E. Pauli              Corporate Controller
              -------------------         (Principal Accounting Officer)
                Ronald E. Pauli


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


              /s/ Lori G. Koffman                    Director
              -------------------
                Lori G. Koffman


               /s/ Louis Lasagna                     Director
               -----------------
                 Louis Lasagna


               /s/ Robert H. Rock                    Director
               ------------------
                 Robert H. Rock


               /s/ James A. Stern                    Director
               ------------------
                 James A. Stern


               /s/ Kenneth L. Way                    Director
               ------------------
                 Kenneth L. Way

                   R.P. SCHERER CORPORATION AND SUBSIDIARIES
                      SCHEDULE II - VALUATION ALLOWANCES



(IN THOUSANDS                               BALANCE AT    CHARGED TO        OTHER                         BALANCE AT
                                            BEGINNING      COSTS AND     CHANGES ADD                        END OF
DESCRIPTION                                 OF PERIOD      EXPENSES      (DEDUCT)(a)      DEDUCTIONS        PERIOD
-----------                                 ----------    ----------     -----------      ----------      ----------

FOR THE YEAR ENDED MARCH 31, 1997:
Valuation accounts deducted from
related assets -
 Reserve for doubtful accounts               $ 4,824        $   511        $  (170)        $(1,633)        $ 3,532
 Reserve for unmerchantable inventories        2,469          1,749            (87)         (1,805)          2,326

FOR THE YEAR ENDED MARCH 31, 1996:
Valuation accounts deducted from
related assets -
 Reserve for doubtful accounts               $ 3,934        $ 1,521        $  (570)        $   (61)        $ 4,824
 Reserve for unmerchantable inventories        1,748          1,971             34          (1,284)          2,469

FOR THE YEAR ENDED MARCH 31, 1995:
Valuation accounts deducted from
related assets -
 Reserve for doubtful accounts               $ 2,903        $ 1,449        $   309         $  (727)        $ 3,934
 Reserve for unmerchantable inventories        1,701          1,127            215          (1,295)          1,748


(a)     Includes changes due to fluctuations in foreign currency exchange rates.

EXHIBIT DESCRIPTION                                                      PAGE
-------------------                                                      ----

Exhibit 21 - Subsidiaries                                                 48

Exhibit 23 - Consent of Arthur Andersen LLP                               50

Exhibit 27 - Financial Data Schedule                                      52