Form 10-Q
period 1997-06-30
SCHERER R P CORP /DE/
filed 1997-08-14
CIK 855106

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549


                                   -------------------


                                      FORM 10-Q


      /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

                                          OR

                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934


                           COMMISSION FILE NUMBER 33-30999

                                -----------------------

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

                                ----------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.  YES /X/    NO  _

                        APPLICABLE ONLY TO CORPORATE ISSUERS:

Number of shares outstanding of the registrant's common stock as of August 7, 1997: 24,256,927 shares of common stock, par value $.01.





--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                        PART I

ITEM 1   FINANCIAL STATEMENTS





                      R.P. SCHERER CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED STATEMENT OF OPERATIONS
                   (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE DATA)



                                            FOR THE THREE MONTHS ENDED JUNE 30,
                                            -----------------------------------
                                                    1997           1996
                                                 ----------   -----------
Net sales                                          $149,091     $145,297
Cost of sales                                        99,885       96,488
Selling and administrative expenses                  18,637       17,076
Research and development expenses, net                5,297        4,662
                                                 ----------   -----------
Operating income                                     25,272       27,071

Interest expense                                      2,238        2,972
Interest earned and other                              (611)        (349)
                                                 ----------   -----------
Income before income taxes and minority interests    23,645       24,448

Income taxes                                          6,505        7,215
Minority interests                                    2,924        3,640
                                                 ----------   -----------
Net income                                          $14,216      $13,593
                                                 ----------   -----------
                                                 ----------   -----------
Per Common and Common Equivalent Share:
  Net income                                          $0.58        $0.56
                                                 ----------   -----------
                                                 ----------   -----------
Average number of common and common
  equivalent shares                                  24,715       24,473




            The accompanying notes are an integral part of this statement.

                       R.P. SCHERER CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF FINANCIAL POSITION


                                                      (IN THOUSANDS, EXCEPT SHARE DATA)
                                                            JUNE 30,  MARCH 31,
                                                             1997       1997
                                                          ----------- ---------
                     ASSETS                                (UNAUDITED)
CURRENT ASSETS:
  Cash and cash equivalents                                $  26,219   $  24,955
  Short-term investments                                       4,792       3,262
  Receivables, less reserves of:
       June 30, 1997- $3.6 million;
       March 31, 1997- $3.5 million                          136,687     127,717
  Inventories                                                 65,710      59,280
  Other current assets                                        10,203       8,620
                                                           ---------   ---------
                                                             243,611     223,834
                                                           ---------   ---------
PROPERTY:
  Property, plant and equipment, at cost                    456,289     439,069
  Accumulated depreciation and reserves                    (123,764)   (119,895)
                                                           ---------   ---------
                                                            332,525     319,174
                                                           ---------   ---------
OTHER ASSETS:
  Goodwill and intangibles, net of amortization             166,589     168,772
  Other assets                                               15,476      16,465
                                                          ---------   ---------
                                                            182,065     185,237
                                                          ---------   ---------
                                                           $758,201    $728,245
                                                          ---------   ---------
                                                          ---------   ---------
     LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Notes payable and current portion of long-term debt      $  5,436    $  1,499
  Accounts payable                                           66,975      61,026
  Accrued liabilities                                        36,647      37,329
  Accrued income taxes                                        1,046      10,934
                                                           ---------   ---------
                                                            110,104     110,788
                                                           ---------   ---------
LONG-TERM LIABILITIES AND OTHER:
  Long-term debt                                            143,525     141,822
  Other long-term liabilities                                48,928      50,758
  Deferred income taxes                                      36,615      36,086
  Minority interests in subsidiaries                         35,795      35,762
                                                           ---------   ---------
                                                            264,863     264,428
                                                           ---------   ---------
COMMITMENTS AND CONTINGENCIES (Note 4)

SHAREHOLDERS' EQUITY:
  Preferred stock, 500,000 shares authorized, none issued      -           -
  Common stock, $.01 par value, 50,000,000 shares
    authorized; shares issued:  June 30, 1997 - 24,277,927
    shares; March 31, 1997 - 23,568,255 shares                  243         236
  Additional paid-in capital                                259,519     242,500
  Retained earnings                                         136,890     122,673
  Currency translation adjustment                           (13,418)    (12,380)
                                                           ---------   ---------
                                                            383,234     353,029
                                                           ---------   ---------
                                                           $758,201    $728,245
                                                          ---------   ---------
                                                          ---------   ---------

            The accompanying notes are an integral part of this statement.

                       R.P. SCHERER CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED STATEMENT OF CASH FLOWS
                              (UNAUDITED, IN THOUSANDS)


                                                           FOR THE THREE MONTHS ENDED
                                                                    JUNE 30,
                                                              1997          1996
                                                             --------      ------
OPERATING ACTIVITIES:
  Net income                                                  $14,216      $13,593
  Adjustments to reconcile net income to net cash provided
    by operating activities:
      Depreciation                                              5,502       6,859
      Amortization of intangible assets and debt discount       1,579       1,648
      Minority interests in net income                          2,924       3,640
      Deferred tax provision and other                          2,949         295
      Increase in receivables                                 (10,605)    (10,502)
      Increase in inventories and other current assets        (10,495)     (6,634)
      Increase (decrease) in accounts payable and accrued
       expenses                                                 4,759      (2,365)
                                                             --------      ------
Net cash provided by operating activities                      10,829       6,534
                                                             --------      ------
INVESTING ACTIVITIES:
  Purchases of plant and equipment                            (20,803)    (10,955)
  Other                                                        (2,088)       (144)
                                                             --------      ------
Net cash used by investing activities                         (22,891)    (11,099)
                                                             --------      ------
FINANCING ACTIVITIES:
  Proceeds from long-term borrowings                            2,167      17,740
  Long-term debt retirements and payments                        (733)     (7,691)
  Short-term borrowings, net                                    3,754        (570)
  Proceeds from  exercise of stock options                      9,702          -
  Repurchase of common shares                                    (905)         -
  Cash dividends paid to minority shareholders of subsidiaries   (352)         -
                                                              --------      ------
Net cash provided by financing activities                      13,633       9,479
                                                             --------      ------
Effect of currency translation on cash and cash equivalents      (307)       (319)
                                                             --------      ------
Net increase in cash and cash equivalents                       1,264       4,595

Cash and cash equivalents, beginning of period                 24,955      21,007
                                                             --------      ------
Cash and cash equivalents, end of period                      $26,219     $25,602
                                                             --------      ------
                                                             --------      ------

            The accompanying notes are an integral part of this statement.

                      R.P. SCHERER CORPORATION AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of R.P. Scherer Corporation (the "Company"), a Delaware corporation and its subsidiaries, some of which are less than wholly-owned. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting only of normal recurring items) necessary for the fair presentation of financial position and results of operations. These consolidated financial statements and related notes have been prepared pursuant to the Rules and Regulations set forth by the Securities and Exchange Commission and should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended March 31, 1997, as filed with the Securities and Exchange Commission.

2.  INCOME TAXES

The effective income tax rates in the current and prior year quarters were lower than the U.S. Federal income tax rate due primarily to the mix of taxable income between jurisdictions as well as the anticipated utilization of carryforward foreign and other tax credits.

3.  INVENTORIES

The components of inventories are as follows:

     (IN THOUSANDS)                         JUNE 30,       MARCH 31,
                                              1997           1997
                                            --------      ----------
    Raw materials and supplies               $35,482       $32,886
    Work in process                            9,356         8,604
    Finished goods                            20,872        17,790
                                            --------      ----------
                                             $65,710       $59,280
                                            --------      ----------
                                            --------      ----------
4.  CONTINGENCIES

On March 30, 1992, OCAP Acquisition Corp. ("OCAP") commenced an action in the Supreme Court of the State of New York, County of New York, against Paco Pharmaceutical Services, Inc. ("Paco"), certain of its subsidiaries, the Company and R.P. Scherer International Corporation (collectively, the "defendants"), arising out of the termination of an Asset Purchase Agreement dated February 21, 1992 (the "Purchase Agreement") between OCAP and the defendants providing for the purchase of substantially all the assets of Paco. On May 15, 1992, OCAP served an amended verified complaint (the "Amended Complaint"), asserting causes of action for breach of contract and breach of the implied covenant of good faith and fair dealing, arising out of defendants' March 25, 1992 termination of the Purchase Agreement, as well as two additional causes of action that were subsequently dismissed by order of the court. The Amended Complaint sought $75 million in actual damages and $100 million in punitive damages, as well as OCAP's attorney fees and other litigation expenses, costs and disbursements incurred in bringing this action. The Company and R.P. Scherer International Corporation asserted a counterclaim against OCAP for breach of contract and breach of the covenant of good faith and fair dealing arising out of the termination of the Purchase Agreement. In April 1996, the court rendered a verdict in the Company's favor on all claims in the Amended Complaint and also dismissed the

                      R.P. SCHERER CORPORATION AND SUBSIDIARIES

4.  CONTINGENCIES (CONTINUED)

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

5.  ACCOUNTING PRONOUNCEMENTS

In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("FAS 128"), effective for periods ending after December 15, 1997. The Company will adopt the new standard in its fiscal 1998 third-quarter financial statements. Early adoption is not permitted. FAS 128 supersedes existing generally accepted accounting principles related to the calculation of earnings per share and requires restatement of all prior period earnings per share information upon adoption. FAS 128 requires a dual presentation of new "basic" and "diluted" earnings per share amounts on the face of the income statement. Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted-average common shares outstanding during the period. Diluted earnings per share, which is computed similarly to current fully diluted earnings per share, takes into effect the potential dilution that could occur were outstanding stock options to be exercised. Diluted earnings per share as calculated under FAS 128 is not expected to be materially different from earnings per share as calculated currently.

6.  FINANCIAL INSTRUMENTS

The Company periodically enters into forward foreign currency exchange contracts to hedge certain exposures related to identifiable foreign currency transactions that are relatively certain as to both timing and amount and does not engage in speculation. Gains and losses on the forward contracts are recognized concurrently with the gains or losses from the underlying transactions and accounted for as part of the basis of such transaction. At June 30, 1997, the Company was party to forward foreign currency exchange contracts of $20.4 million (notional amounts), denominated in various European currencies. The contracts outstanding at June 30, 1997 matured on July 31, 1997 and were intended to hedge, and were accounted for as hedges of, various foreign currency commitments.

ITEM 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
        OF OPERATIONS AND FINANCIAL CONDITION


GENERAL

The following discussion and analysis of financial results and condition covers the three month periods ended June 30, 1997 and 1996. A majority of the Company's sales, income and cash flows are derived from its international operations. The financial position and the results of operations of the Company's foreign operations are measured using the local currencies of the countries in which they operate and are translated into U.S. dollars. Although the effects of foreign currency fluctuations are mitigated by the fact that expenses of foreign subsidiaries are generally incurred in the same currencies in which sales are generated, the reported results of operations of the Company's foreign subsidiaries are affected by changes in foreign currency exchange rates and, as compared to prior periods, will be higher or lower depending upon a weakening or strengthening of the U.S. dollar. In addition, a substantial portion of the Company's net assets are based in its foreign operations and are translated into U.S. dollars at the foreign currency exchange rates in effect at the end of each period. Accordingly, the Company's consolidated shareholders' equity will fluctuate depending upon the strengthening or weakening of the U.S. dollar.


RESULTS OF OPERATIONS

QUARTERS ENDED JUNE 30, 1997 AND 1996

First-quarter sales of $149.1 million increased 3% over the $145.3 million reported in the prior year period. The strength of the U.S. dollar relative to certain key foreign currencies adversely affected financial statement comparisons in the quarter; first-quarter sales increased 7% when measured using constant foreign exchange rates. The first-quarter sales increase was driven by a 7% constant dollar gain in sales of pharmaceutical softgel products combined with a doubling in manufacturing revenues related to ZYDIS-Registered Trademark-, the Company's rapid-dissolve drug delivery system. The pharmaceutical softgel sales gain reflected a 10% increase in over-the-counter ("OTC") pharmaceutical softgel sales primarily in the United States, a 30% increase in sales of Novartis' NEORAL-Registered Trademark- softgels and strong demand for valproic acid, Abbot's HYTRIN-Registered Trademark- and for other prescription softgel products in the United States. Sales of health and nutritional ("H&N") softgels increased only 2% in the period, as continued strength of U.S. demand for natural Vitamin E and complex nutritional products, was largely offset by economic-related weakness in European H&N softgel sales.

Operating income for the quarter ended June 30, 1997 was $25.3 million as compared to $27.1 million earned in the prior year quarter, a 7% decline. On a constant exchange rate basis, first-quarter operating income was flat. First-quarter operating income comparisons were favorably affected by the above discussed sales increases, offset by: lower profitability in continental Europe, primarily France and Germany, resulting from continued weak demand for discretionary OTC and H&N softgel products; and incremental manufacturing and staffing expense incurred as the Company's new "Best in Class" pharmaceutical facilities near completion. Due to certain information systems and Good Manufacturing Practice (GMP) infrastructure enhancements, first-quarter selling and administrative ("SG&A") expenses represented 12.5% of sales versus 11.8% of sales in the same period last year. However for the full fiscal year, the Company expects that SG&A expenses as a percent of sales will be at or below fiscal 1997 levels. Net research and development expense ("R&D") increased $0.6 million to $5.3 million in the first quarter of fiscal 1998. As compared to the same quarter last year, first-quarter R&D spending by the Company's Advanced Therapeutic Products Group ("ATP") increased $0.7 million due to expenditures for clinical trials. ATP is engaged in the development of pharmaceutical products incorporating off-patent drugs in the Company's proprietary drug delivery technologies.
Net first-quarter recurring R&D spending of $3.1 million approximated the prior year first quarter, as increased softgel R&D outlays were compensated by a

$1.4 million increase, to $2.7 million, in customer reimbursements of pharmaceutical softgel development services.

The Company generated net income of $14.2 million, or $0.58 per share, in the quarter ended June 30, 1997, as compared to the $13.6 million, or $0.56 per share, earned in last year's first quarter. The strengthening of the U.S. dollar had the effect of reducing first-quarter net income by $0.03 per share as compared to the same quarter last year. Net interest expense fell 38% versus the prior-year first quarter due to lower average net borrowings and favorable short-term interest rates. Minority interests in net income fell $0.7 million due primarily to a combination of lower earnings and the adverse impact of the stronger U.S. dollar on less than wholly-owned subsidiaries in Germany, France and Japan. Additionally, current quarter net income comparisons benefited from a reduction of the estimated consolidated effective tax rate to 28% versus 30% in the prior year period. The lower effective income tax rate reflects a favorable shift in the geographic mix of pretax income and expected improvements in the utilization of foreign tax credits and other tax benefits in the current fiscal year.

RESULTS BY GEOGRAPHIC SEGMENT

The following sets forth operating results for each of the Company's geographic segments for the quarters ended June 30, 1997 and 1996:

(IN THOUSANDS)            SALES           OPERATING INCOME    OPERATING MARGIN
                        1997   1996          1997      1996       1997   1996
                        ----   ----          ----      ----       ----   ----
United States        $47,775   $42,159     $9,788     $9,305      20.5%  22.1%
Europe                74,506    77,106     14,479     14,886      19.4   19.3
Other International   26,810    26,032      5,255      6,318      19.6   24.3
Unallocated (1)          -        -        (4,250)    (3,438)       -      -
                    --------  --------   --------    -------     -----   -----
                    $149,091  $145,297    $25,272    $27,071      17.0%  18.6%
                    ========  ========   ========    =======     =====   =====
    (1) Includes general Corporate expenses and expenses associated with the ATP Group.

The Company's United States operations generated a 13% sales gain for the quarter ended June 30,1997. The increase resulted from strong sales of prescription and OTC pharmaceutical softgel products and increased production of more profitable natural Vitamin E. First quarter prescription pharmaceutical sales increased 63% due primarily to strong demand for valproic acid, Abbot's HYTRIN-Registered Trademark- and other prescription softgel products. OTC pharmaceutical softgel sales increased 33% in the quarter, primarily as a result of increased penetration of Scherer OTC softgel products into generic markets. Operating income grew by 5%, or $0.5 million, yielding a 20.5% operating margin as compared with 22.1% in the prior year first quarter. The first-quarter decline in operating margin resulted from a shift in sourcing of certain pharmaceutical and recreational softgel products from the United States to Company production facilities in other geographic segments.

Sales in Europe decreased 3% in the June 30, 1997 quarter, as compared to the same quarter last year. Reported European sales growth was adversely impacted by the strength of the U.S. dollar versus key European currencies, primarily the German deutsche mark. On a constant dollar basis, first-quarter sales in Europe increased 3% as a result of increased ZYDIS-Registered Trademark- production volumes, a 30% increase in sales of Novartis' NEORAL-Registered Trademark-softgels and increased export of other pharmaceutical softgel products from Germany and France, partially offset by weak demand for both pharmaceutical and non-pharmaceutical softgel products throughout Europe. European operating margin approximated the prior-year quarter.

Sales in the Company's Other International segment increased 3% in the quarter ended June 30, 1997. Strong first-quarter sales gains in Australia, Argentina and Japan were partially offset by the transfer of Canadian softgel production to the United States late in the prior-year first quarter and by the weakness of the Japanese yen versus the U.S. dollar. Excluding Canada softgels, Other International sales on a constant dollar basis increased 18% due primarily to the strengthening of Vitamin E and health and nutritional softgel markets in Australia and Japan, strong demand for the Company's hardshell capsules and expanded export of pharmaceutical softgels from Argentina. For the same period, operating income declined significantly due to development costs associated with the Windsor, Canada cytotoxic softgel facility.

OUTLOOK

The Company's business strategy is focused on strengthening its presence and capabilities in the pharmaceutical industry. Execution of this strategy will continue to require significant outlays for development and manufacturing resources, including new staff and state-of-the-art pharmaceutical development and production facilities. These costs will, to a large extent, precede the related revenues from anticipated pharmaceutical product sales and, therefore, will continue to impact the Company's operating results for the remainder of fiscal 1998 and thereafter.

In addition to the substantial incremental infrastructure costs supporting the Company's pharmaceutical strategy, a number of other factors are expected to influence sales and earnings growth in fiscal 1998. These factors include the recent strength of the U.S. dollar as compared to that experienced in fiscal 1997, the weak pharmaceutical and economic environments in certain European markets as well as the precise timing of new product launches, the conclusion of certain product licensing agreements and the timing and extent of ATP clinical trial expenditures.


CASH FLOWS

Cash and cash equivalents increased by $1.3 million and $4.6 million in the first quarters of fiscal 1998 and 1997, respectively. Operating activities provided cash of $10.8 million and $6.5 million in the respective current and prior year periods. The $4.3 million increase in cash provided by operations in the fiscal 1998 period resulted primarily from increased earnings and improved net working capital. First-quarter depreciation expense declined due to the strong dollar and to inclusion in the prior year of depreciation expense related to two softgel plants closed last year.

Capital expenditures for the current year quarter totaled $20.8 million as compared to $11.0 million in the prior year period. Fiscal 1998 capital expenditures are currently expected to approximate $90-to-$100 million versus fiscal 1997 expenditures of $69.9 million. First quarter capital expenditures consisted primarily of costs related to the continuing expansion of the ZYDIS- Registered Trademark- production facility in the United
Kingdom and softgel production facilities in France, the United States, Argentina and Japan. In the prior year, first quarter capital spending consisted primarily of expenditures for the expansion and upgrade of softgel production facilities in France, the United States and Japan.

Financing activities for the quarter ended June 30, 1997 were primarily comprised of $9.7 million in proceeds from the exercise of stock options, less net borrowings of $5.2 million. The prior year first quarter included proceeds of $17.7 million, primarily from borrowings under the Company's bank credit facility, to fund capital and research expenditures in the U.K.

LIQUIDITY AND FINANCIAL CONDITION

During the next several years, a significant portion of the Company's cash flow will be used to fund capital expenditures, to fund research and development, to service indebtedness and, depending on market conditions, to repurchase up to 5% of the Company's outstanding common stock. The Company believes that future cash flow from operations, together with cash and short-term investments aggregating $31.0 million at June 30, 1997 and amounts available under existing bank credit facilities totaling $171.0 million at June 30, 1997 will be adequate to meet anticipated capital investment, working capital, stock repurchase and debt service requirements. The Company does not currently have plans to declare or pay cash dividends. At June 30, 1997 the Company's debt-to-equity ratio, including the capitalization of operating leases, was 31%. The Company has as one of its long-term financial objectives maintenance of a debt-to-equity ratio within the range of 35% to 40%.

Capital expenditures are currently anticipated to approximate $90-to-$100 million in each of fiscal 1998 and fiscal 1999 and to decline to a lower level per year thereafter. Such expenditures will be used to upgrade and expand the "Best-in-Class" pharmaceutical softgel production facilities in France, Japan, Germany and the United States to meet anticipated customer demand and to ensure compliance with increasingly stringent pharmaceutical Good Manufacturing Practices (GMP) standards worldwide. In addition, a significant portion of capital spending will include the further expansion of production facilities for the ZYDIS-Registered Trademark- advanced drug delivery system. As of June 30, 1997, the Company had approximately $7.5 million of commitments for future capital expenditures.

The Company will also continue to increase its spending for research and development activities for its advanced drug delivery systems, as well as to develop new drug delivery technologies and to fund the Company's ATP initiative. The Company believes that changes currently affecting worldwide pharmaceutical markets will enhance the commercial value of products which demonstrate therapeutic and cost benefits over existing therapies. Through ATP, the Company intends to capitalize upon these trends by creating new products which reformulate existing compounds utilizing the Company's proprietary drug delivery technologies. Expenses associated with ATP totaled $8.0 million in fiscal 1997 and are expected to increase significantly during the remainder of fiscal 1998 due to costs related to certain clinical trials.
 First-quarter ATP expenses totaled $2.1 million. The Company anticipates that ATP group expenses will represent a significant portion of the Company's total R&D spending over the next few years. The Company further anticipates that ATP product sales and royalty revenues will exceed ATP group expenses no earlier than fiscal 2000, assuming that the development and commercialization of such ATP products is successful.

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

At June 30, 1997, the Company's outstanding long-term indebtedness consisted of approximately $99.5 million of 6 3/4% senior notes (net of a $0.5 million discount) due in February 2004, $27.5 million of borrowings under the Company's bank credit facility, $6.4 million of industrial development revenue bonds and $10.1 million of other indebtedness.

INFLATION

In the view of management, the effects of inflation and changing prices on the Company's net results of operations and financial condition were not significant.

FORWARD LOOKING INFORMATION

Except for the historical information contained herein, the matters discussed in this Report Form 10-Q are forward looking statements that involve risks and uncertainties. Certain important factors could cause the Company's actual results to differ materially from expected and historical results, including, but not limited to, the following: the relative strength of key nutritional products markets; generic competition to key customer pharmaceutical products; successful formulation, scale-up, development and commercialization of customer and company products within the expected time frame, global economic factors; regulatory matters related to product testing and approvals for the Company and its customers; competitive products and pricing; and product and drug delivery system development and other technological issues. These forward looking statements, as further described in the Company's Annual Report and on Form 10-K, as filed with the Securities and Exchange Commission, represent R.P. Scherer's judgment as of the date the information was prepared.

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

                                  R.P. SCHERER CORPORATION


Date:    August 14, 1997          By:     /s/ Nicole S. Williams
        -----------------            ------------------------------
                                       Nicole S. Williams
                                       Executive Vice President, Finance,
                                       Chief Financial Officer and
                                       Secretary