Form 10-Q
period 1997-09-30
SCHERER R P CORP /DE/
filed 1997-11-14
CIK 855106

----------------------------------------------------------------------------
----------------------------------------------------------------------------


                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                  ------------------

                                      FORM 10-Q


/x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
            ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

                                          OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                 EXCHANGE ACT OF 1934


                           COMMISSION FILE NUMBER 33-30999

                               -----------------------

                               R.P. SCHERER CORPORATION
                (Exact name of Registrant as specified in its charter)


         DELAWARE                               13-3523163
(State of Incorporation)          (I.R.S. Employer Identification Number)


           2301 WEST BIG BEAVER ROAD, TROY, MICHIGAN     48084
          (Address of principal executive offices)     (Zip code)


         REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (248) 649-0900

                               -----------------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to
such filing requirements for the past 90 days.  YES  X    NO  _

                        APPLICABLE ONLY TO CORPORATE ISSUERS:

Number of shares outstanding of the registrant's common stock as of November 10, 1997: 24,174,764 shares of common stock, par value $.01.

----------------------------------------------------------------------------
----------------------------------------------------------------------------

                                     PART I

ITEM 1   FINANCIAL STATEMENTS

                      R.P. SCHERER CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED STATEMENT OF INCOME
                   (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE DATA)




                           FOR THE THREE MONTHS ENDED  FOR THE SIX MONTHS ENDED
                                 SEPTEMBER 30,               SEPTEMBER 30,
                           --------------------------  ------------------------
                                1997       1996          1997         1996
                           ----------    --------      --------    --------
Net sales                    $144,506    $143,454      $293,597    $288,751
Cost of sales                  96,369      99,201       196,254     195,690
Selling and administrative
  expenses                     17,250      17,830        35,887      34,906
Research and development
  expenses, net                 6,364       4,661        11,661       9,322
                           ----------    --------      --------    --------

Operating income               24,523      21,762        49,795      48,833

Interest expense                2,051       3,001         4,289       5,973
Interest earned and other        (317)       (755)         (928)     (1,104)
                           ----------    --------      --------    --------

Income from continuing
  operations before income
  taxes and minority
  interests                    22,789      19,516        46,434      43,964

Income taxes                    6,269       5,759        12,774      12,974
Minority interests              2,578       2,291         5,502       5,931
                           ----------    --------      --------    --------

Net income                    $13,942     $11,466       $28,158     $25,059
                           ----------    --------      --------    --------
                           ----------    --------      --------    --------


Per Common and Common
  Equivalent Share:
     Net income                 $0.56       $0.47        $1.13       $1.02
                           ----------    --------      --------    --------
                           ----------    --------      --------    --------

Average number of common
  and common equivalent
  shares                       25,041      24,598       24,849      24,528


            The accompanying notes are an integral part of this statement.

                      R.P. SCHERER CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF FINANCIAL POSITION

                                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                           SEPTEMBER 30,    MARCH 31,
                                               1997            1997
                                           -------------    ---------
                   ASSETS                   (UNAUDITED)
                   ------
CURRENT ASSETS:
  Cash and cash equivalents                $  27,544        $  24,955
  Short-term investments                       3,566            3,262
  Receivables, less reserves of:
       September 30, 1997- $3.7 million;
       March 31, 1997- $3.5 million          141,530          127,717
  Inventories                                 67,412           59,280
  Other current assets                        10,681            8,620
                                           -------------    ---------
                                             250,733          223,834
                                           -------------    ---------
PROPERTY:
  Property, plant and equipment, at cost     473,923          439,069
  Accumulated depreciation and reserves     (126,108)        (119,895)
                                           -------------    ---------
                                             347,815          319,174
                                           -------------    ---------
OTHER ASSETS:
  Goodwill and intangibles, net of
   amortization                              164,824          168,772
  Other assets                                21,019           16,465
                                           -------------    ---------
                                             185,843          185,237
                                           -------------    ---------

                                            $784,391         $728,245
                                           -------------    ---------
                                           -------------    ---------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Notes payable and current portion
   of long-term debt                        $  5,110         $  1,499
  Accounts payable                            71,396           61,026
  Accrued liabilities                         43,882           37,329
  Accrued income taxes                         2,656           10,934
                                           -------------    ---------
                                             123,044          110,788
                                           -------------    ---------
LONG-TERM LIABILITIES AND OTHER:
  Long-term debt                             163,024          141,822
  Other long-term liabilities                 49,495           50,758
  Deferred income taxes                       33,841           36,086
  Minority interests in subsidiaries          30,612           35,762
                                           -------------    ---------
                                             276,972          264,428
                                           -------------    ---------

COMMITMENTS AND CONTINGENCIES (Note 4)

SHAREHOLDERS' EQUITY:
  Preferred stock, 500,000 shares
    authorized, none issued                        -                -
  Common stock, $.01 par value, 50,000,000
    shares authorized; shares issued:
    September 30, 1997 - 24,158,395 shares;
    March 31, 1997 - 23,568,255 shares           242              236
  Additional paid-in capital                 251,658          242,500
  Retained earnings                          150,830          122,673
  Currency translation adjustment            (18,355)         (12,380)
                                           -------------    ---------
                                             384,375          353,029
                                           -------------    ---------
                                            $784,391         $728,245
                                           -------------    ---------
                                           -------------    ---------

            The accompanying notes are an integral part of this statement.

                       R.P. SCHERER CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED STATEMENT OF CASH FLOWS
                              (UNAUDITED, IN THOUSANDS)


                                             FOR THE SIX MONTHS ENDED
                                                   SEPTEMBER 30,
                                            --------------------------
                                               1997            1996
                                            --------         ----------
OPERATING ACTIVITIES:
  Net income                                 $28,158          $25,059
  Adjustments to reconcile net income
  to net cash provided by operating
  activities:

      Depreciation                            10,892           13,460
      Amortization of intangible assets
       and debt discount                       3,009            3,306
      Minority interests in net income         5,502            5,931
      Deferred tax provision and other         1,415              273
      Increase in receivables                (17,303)          (1,702)
      Increase in inventories and other
       current assets                        (12,433)          (7,325)
      Increase in accounts payable and
       accrued expenses                        5,556            2,133
                                            --------         ----------
Net cash provided by operating activities     24,796           41,135
                                            --------         ----------
INVESTING ACTIVITIES:
  Purchases of plant and equipment           (49,806)         (28,372)
  Other                                        1,715            2,268
                                            --------         ----------
Net cash used by investing activities        (48,091)         (26,104)
                                            --------         ----------
FINANCING ACTIVITIES:
  Proceeds from long-term borrowings          26,301           23,612
  Long-term debt retirements and payments     (4,113)         (13,494)
  Short-term borrowings, net                   3,690             (207)
  Proceeds from exercise of stock options     10,922                -
  Repurchase of common shares                 (9,986)               -
  Cash dividends paid to minority
   shareholders of subsidiaries                 (352)          (8,850)
                                            --------         ----------
Net cash provided by financing activities     26,462            1,061
                                            --------         ----------
Effect of currency translation on cash
  and cash equivalents                          (578)            (373)
                                            --------         ----------
Net increase in cash and cash equivalents      2,589           15,719

Cash and cash equivalents, beginning
  of period                                   24,955           21,007
                                            --------         ----------
Cash and cash equivalents, end of period     $27,544          $36,726
                                            --------         ----------
                                            --------         ----------


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

3.   INVENTORIES

The components of inventories are as follows:

      (IN THOUSANDS)                  SEPTEMBER 30,  MARCH 31,
                                          1997          1997
                                      -------------  ---------
     Raw materials and supplies         $36,666        $32,886
     Work in process                     10,178          8,604
     Finished goods                      20,568         17,790
                                      -------------  ---------
                                        $67,412        $59,280
                                      -------------  ---------
                                      -------------  ---------

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

Company's counterclaim against OCAP. Subsequently, OCAP filed a notice of appeal for the dismissal of its claims and the Company filed a notice of cross appeal for the dismissal of its counter claim. In October 1997, the court affirmed the favorable April 1996 verdict, effectively ending the appeal process.

The Company is a party to various other legal proceedings arising in the ordinary course of business, none of which is expected to have a material adverse effect on the Company's financial position, results of operations, liquidity or capital resources.

5.   ACCOUNTING PRONOUNCEMENTS

In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("FAS 128"), effective for periods ending after December 15, 1997. The Company will adopt the new standard in its fiscal 1998 third-quarter financial statements. Early adoption is not permitted. FAS 128 supersedes existing generally accepted accounting principles related to the calculation of earnings per share and requires restatement of all prior period earnings per share information upon adoption. FAS 128 requires a dual presentation of "basic" and "diluted" earnings per share amounts on the face of the income statement. Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted-average common shares outstanding during the period. Diluted earnings per share, which is computed similarly to current fully diluted earnings per share, takes into effect the potential dilution that could occur were outstanding stock options to be exercised. Diluted earnings per share as calculated under FAS 128 is not expected to be materially different from earnings per share as calculated currently.

6.   FINANCIAL INSTRUMENTS

The Company periodically enters into forward foreign currency exchange contracts to hedge certain exposures related to identifiable foreign currency transactions that are relatively certain as to both timing and amount and does not engage in speculation. Gains and losses on the forward contracts are recognized concurrently with the gains or losses from the underlying transactions and accounted for as part of the basis of such transaction. No forward currency exchange contracts were outstanding at September 30, 1997.

ITEM 2    MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
          OF OPERATIONS AND FINANCIAL CONDITION


GENERAL

The following discussion and analysis of financial results and condition covers the three and six month periods ended September 30, 1997 and 1996. A majority of the Company's sales, income and cash flows are derived from its international operations. The financial position and the results of operations of the Company's foreign operations are measured using the local currencies of the countries in which they operate and are translated into U.S. dollars. Although the effects of foreign currency fluctuations are mitigated by the fact that expenses of foreign subsidiaries are generally incurred in the same currencies in which sales are generated, the reported results of operations of the Company's foreign subsidiaries are affected by changes in foreign currency exchange rates and, as compared to prior periods, will be higher or lower depending upon a weakening or strengthening of the U.S. dollar. In addition, a substantial portion of the Company's net assets are based in its foreign operations and are translated into U.S. dollars at the foreign currency exchange rates in effect at the end of each period. Accordingly, the Company's consolidated shareholders' equity will fluctuate depending upon the strengthening or weakening of the U.S. dollar.


RESULTS OF OPERATIONS

QUARTERS ENDED SEPTEMBER 30, 1997 AND 1996

Second-quarter sales of $144.5 million increased 1% over the $143.5 million reported in the prior year period. The strength of the U.S. dollar relative to certain key foreign currencies adversely affected financial statement comparisons in the quarter; second-quarter sales increased 7% when measured using constant foreign exchange rates. The second-quarter sales increase was driven by a 9% constant dollar gain in sales of pharmaceutical products combined with a 63% increase in total ZYDIS-Registered Trademark- revenue. Production revenue from the Company's ZYDIS-Registered Trademark- rapid-dissolve drug delivery system increased 49% in the second quarter. The constant dollar pharmaceutical softgel sales gain resulted from a 30% increase in sales of Novartis' NEORAL-Registered Trademark- softgels and strong demand for Abbot's HYTRIN-Registered Trademark- and other prescription softgel products in the United States. Constant dollar over-the-counter ("OTC") pharmaceutical softgel sales increased 5% in the quarter due primarily to the strength of demand in the United States. Second-quarter, constant dollar sales of Vitamin E and other health and nutritional ("H&N") softgels grew only 2% as strong demand for natural Vitamin E and complex nutritional products in the United States, Australia and Japan was offset by market weakness throughout Europe, which worsened as the quarter progressed.


Operating income for the quarter ended September 30, 1997 increased 13% to $24.5 million as compared to the $21.8 million earned in the prior year quarter. On a constant exchange rate basis, second-quarter operating income increased 19%. Second-quarter operating income comparisons were favorably affected by revenue from the sale of the OPTIDYNE-Registered Trademark-technology rights and interests and the above discussed sales increases, combined with tight control of Selling, General and Administrative ("SG&A") expenses in the quarter. Second-quarter SG&A expenses represented 11.9% of sales versus 12.4% of sales in the same period last year. Total research and development expense ("R&D") increased $1.7 million, or $0.05 per share, in the second quarter. Net of customer reimbursement, spending on recurring softgel R&D increased 28% to $3.5 million in the second quarter. This substantial increase in softgel R&D expenditures was partially compensated by a $1.6 million increase, to $3.3 million, in customer reimbursements for pharmaceutical softgel development services. As a result of expenditures for clinical trials, second-quarter R&D spending by the Company's Advanced Therapeutic Products Group ("ATP") increased $0.9 million, or 48%, to $2.9 million as compared to the same quarter last year. ATP is engaged in the development of pharmaceutical products incorporating off-patent drugs in the Company's proprietary drug delivery technologies.

The Company generated net income of $13.9 million, or $0.56 per share, in the quarter ended September 30, 1997, as compared to the $11.5 million, or $0.47 per share, earned in last year's second quarter. The strengthening of the U.S. dollar had the effect of reducing second-quarter net income by $0.03 per share. The higher average price of the Company's common stock in the current fiscal quarter as compared to the prior year resulted in an increase in the number of weighted average shares outstanding, as computed using the "Treasury Stock Method," reducing reported earnings by an additional $0.01 per share as compared to the same quarter last year. Net interest expense fell 23% versus the prior-year second quarter due to lower average net borrowings and favorable short-term interest rates. Additionally, current quarter net income comparisons benefited from a reduction of the estimated consolidated effective tax rate to 28% versus 30% in the prior year period. The lower effective income tax rate reflects a favorable shift in the geographic mix of pretax income and expected improvements in the utilization of foreign tax credits and other tax benefits in the current fiscal year.

SIX MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

First-half sales of $293.6 million increased 2% over the $288.8 million reported in the prior-year first half. The strength of the U.S. dollar relative to certain key foreign currencies adversely affected financial statement comparisons in the period; first-half sales increased 7% when measured using constant foreign exchange rates. The first-half sales increase was driven by a 8% constant dollar gain in sales of pharmaceutical softgel products combined with an 71% increase in ZYDIS-Registered Trademark-revenue. The pharmaceutical softgel sales gain reflected an 8% increase in constant dollar OTC pharmaceutical softgel sales primarily in the United States, a 30% constant dollar increase in sales of Novartis' NEORAL-Registered Trademark- softgels and strong demand for Abbot's HYTRIN-Registered Trademark- and other prescription softgel products in the United States. Constant dollar sales of H&N softgels increased only 2% in the period, as continued strength of U.S., Australian and Japanese demand for Vitamin E and complex nutritional softgel products were largely offset by weakness throughout European H&N markets.

Operating income for the six months ended September 30, 1997 was $49.8 million as compared to the $48.8 million earned in the prior year period, a 2% increase. First-half operating income increased 8% on a constant dollar basis. First-half operating income comparisons were favorably affected by revenue from the sale of OPTIDYNE-Registered Trademark- technology rights and interests and the previously discussed sales increases, partially offset by lower profitability in continental Europe resulting from continued weak demand for discretionary OTC and H&N softgel products, and by incremental manufacturing and staffing expense incurred as certain of the Company's "Best in Class" pharmaceutical facilities near completion. First-half SG&A expenses as a percent of sales approximated the prior year period as incremental costs related to information systems and Good Manufacturing Practice ("GMP") infrastructure enhancements were offset by cost control measures. However, for the full fiscal year the Company expects that SG&A expenses as a percent of sales will be near fiscal 1997 levels. Net R&D expense increased $2.3 million, or $0.07 per share, to $11.7 million in the first half of fiscal 1998. As compared to the same period last year, first-half R&D spending by the Company's ATP Group increased $1.6 million due to expenditures for clinical trials. Net recurring R&D spending of $6.7 million increased $0.8 million over the prior year first half as increased softgel R&D outlays were compensated by a $3.0 million increase, to $6.0 million, in customer reimbursement of pharmaceutical softgel development services.

The Company generated net income of $28.2 million, or $1.13 per share, in the six months ended September 30, 1997, as compared to the $25.1 million, or $1.02 per share, earned in last year's first half. The strengthening of the U.S. dollar had the effect of reducing reported first-half net income by $0.06 per share as compared to the prior year. Net interest expense fell 31% versus the prior-year first half due to lower average net borrowings and favorable short-term interest rates. Minority interests in net income fell

$0.4 million due primarily to a combination of lower earnings and the adverse impact of the stronger U.S. dollar on less than wholly-owned subsidiaries in Germany, France and Japan. Additionally, current year net income comparisons benefited from a reduction of the estimated consolidated effective tax rate to 28% versus 30% in the prior year period. The lower effective income tax rate reflects a favorable shift in the geographic mix of pretax income and expected improvements in the utilization of foreign tax credits and other tax benefits in the current fiscal year.

RESULTS BY GEOGRAPHIC SEGMENT

The following sets forth operating results for each of the Company's geographic segments for the quarters ended September 30, 1997 and 1996:


(IN THOUSANDS)                  SALES              OPERATING INCOME     OPERATING MARGIN
                       ---------------------    ---------------------   ----------------
                          1997         1996         1997       1996       1997     1996
                       ---------   ---------    ---------   ---------    -----     -----
United States          $  95,576   $  83,814    $  22,098   $  17,914    23.1%     21.4%
Europe                   144,132     150,298       26,344      25,675     18.3     17.1
Other International       53,889      54,639        9,621      11,942     17.9     21.9
Unallocated (1)                -           -       (8,268)     (6,698)       -        -
                       ---------   ---------    ---------   ---------    -----     -----
                        $293,597    $288,751      $49,795     $48,833    17.0%    16.9%
                       ---------   ---------    ---------   ---------    -----     -----
                       ---------   ---------    ---------   ---------    -----     -----

     (1) Includes general Corporate expenses and expenses associated with the ATP Group.

The Company's United States operations generated a 14% sales gain in the six months ended September 30, 1997. The increase resulted from strong sales of prescription and OTC pharmaceutical softgel products and increased production of more profitable natural Vitamin E. First-half prescription pharmaceutical sales increased 43% due primarily to strong demand for valproic acid, Abbot's HYTRIN-Registered Trademark- and other prescription softgel products. OTC pharmaceutical softgel sales increased 22% in the first six months of fiscal 1998, primarily as a result of increased penetration of Scherer OTC softgel products into generic markets. Operating income grew by 23%, or $4.2 million, yielding a 23.1% operating margin as compared with 21.4% in the prior year period. The stronger operating margin in the first half of fiscal 1998 resulted from a higher proportion of more profitable pharmaceutical softgel products in the sales mix partially offset by a shift in sourcing of certain pharmaceutical and recreational softgel products from the United States to Company production facilities in other geographic segments.

Sales in Europe decreased 4% in the first six months of fiscal 1998 as compared to the same period last year. Reported European sales growth was adversely impacted by the strength of the U.S. dollar versus key European currencies, primarily the German deutsche mark. On a constant dollar basis, first-half sales in Europe increased 4% as a result of a 71% increase in ZYDIS-Registered Trademark- revenue, revenue from the sale of OPTIDYNE-Registered Trademark-technology rights and interests, a 30% increase in sales of Novartis' NEORAL-Registered Trademark- softgels and increased export of other pharmaceutical softgel products from Germany and France, partially offset by weak demand for both pharmaceutical and non-pharmaceutical softgel products throughout Europe. The first-half increase in European operating margin was primarily attributable to a stronger sales mix in Germany, sale of OPTIDYNE-Registered Trademark-technology rights and interests and increased ZYDIS-Registered Trademark-profitability.

Sales in the Company's Other International segment declined 1% as reported, but increased 7% on a constant dollar basis, in the six months ended September 30, 1997. Strong first-half sales gains in Australia, Argentina and Japan were partially offset by the weakness of the Japanese yen and Australian dollar versus the U.S. dollar. Excluding prior year sales from the closed Canada softgel facility, Other International sales on a constant dollar basis increased 11% due primarily to the strengthening of Vitamin E and H&N softgel markets in Australia and Japan and expanded export of pharmaceutical softgels from Argentina. For the same period, operating income declined significantly due to development costs associated with the Windsor, Canada cytotoxic softgel facility.

OUTLOOK

The Company's business strategy is focused on strengthening its presence and capabilities in the global pharmaceutical industry. Execution of this strategy will continue to require significant outlays for development and manufacturing resources, including new staff, information systems and state-of-the-art pharmaceutical development and production facilities. These costs will, to a large extent, precede the related revenues from anticipated pharmaceutical product sales and, therefore, will continue to impact the Company's operating results for the remainder of fiscal 1998 and thereafter.

In addition to the substantial incremental infrastructure costs supporting the Company's pharmaceutical strategy, a number of other factors are expected to influence sales and earnings growth in fiscal 1998. These factors include the recent strength of the U.S. dollar as compared to that experienced in fiscal 1997, the weak pharmaceutical and economic environments in certain European markets and Japan, as well as the precise timing of new product launches, the conclusion of certain product licensing agreements and the timing and extent of ATP clinical trial expenditures.

CASH FLOWS

Cash and cash equivalents increased by $2.6 million and $15.7 million in the first six months of fiscal 1998 and 1997, respectively. Operating activities provided cash of $24.8 million and $41.1 million in the respective current and prior year periods. The decrease in cash provided by operations in the fiscal 1998 period resulted primarily from increased inventory and other working capital requirements in the current year quarter. Year-to-date fiscal 1998 depreciation expense declined due to the strong dollar and to inclusion in the prior year of depreciation expense related to two softgel plants closed last year.

Capital expenditures for the current year quarter totaled $49.8 million as compared to $28.4 million in the prior year period. Fiscal 1998 capital expenditures are currently expected to approximate $90-to-$100 million versus fiscal 1997 expenditures of $69.9 million. Year-to-date fiscal 1998 capital expenditures consisted primarily of costs related to the continued expansion of the ZYDIS-Registered Trademark- production facility in the United Kingdom and softgel production facilities in France, the United States, Argentina and Japan. In the prior year period, capital spending consisted primarily of expenditures for the expansion and upgrade of softgel production facilities in France, the United States and Japan.

Financing activities for the six months ended September 30, 1997 were primarily comprised of $10.9 million in proceeds from the exercise of stock options, $10.0 million for the repurchase of the Company's stock on the open market and net borrowings of $25.9 million, used primarily to fund capital expenditures. The prior year period included net proceeds of $9.7 million, primarily from borrowings under the Company's bank credit facility, to fund capital and research expenditures in the U.K., and cash dividends paid to minority owners of subsidiaries of $8.9 million.

LIQUIDITY AND FINANCIAL CONDITION

During the next several years, a significant portion of the Company's cash flow will be used to fund capital expenditures, to fund research and development, to service indebtedness and, depending on market conditions, to repurchase up to 5% of the Company's outstanding common stock. The Company believes that future cash flow from operations, together with cash and short-term investments aggregating $31.1 million at September 30, 1997 and amounts available under existing bank credit facilities totaling $151.5 million at September 30, 1997 will be adequate to meet anticipated capital investment, working capital, stock repurchase and debt service requirements. The Company does not currently have plans to declare or pay cash dividends. At September 30, 1997 the Company's debt-to-equity ratio, assuming the capitalization of operating leases, was 33%. The Company has as one of its long-term financial objectives maintenance of a debt-to-equity ratio within the range of 35% to 40%.

Capital expenditures are currently anticipated to approximate $90-to-$100 million in each of fiscal 1998 and fiscal 1999 and to decline to a lower level per year thereafter. Such expenditures will be used to upgrade and expand the "Best-in-Class" pharmaceutical softgel production facilities in France, Japan, Germany and the United States to meet anticipated customer demand and to ensure compliance with increasingly stringent pharmaceutical GMP standards worldwide. In addition, a significant portion of capital spending will include the further expansion of production facilities for the ZYDIS-Registered Trademark- advanced drug delivery system. As of September 30, 1997, the Company had approximately $6.6 million of commitments for future capital expenditures.

The Company will also continue to increase its spending for research and development activities for its advanced drug delivery systems, as well as to develop new drug delivery technologies and to fund the Company's ATP initiative. The Company believes that changes currently affecting worldwide pharmaceutical markets will enhance the commercial value of products which demonstrate therapeutic and cost benefits over existing therapies. Through ATP, the Company intends to capitalize upon these trends by creating new products which reformulate existing compounds utilizing the Company's proprietary drug delivery technologies. Expenses associated with ATP totaled $8.0 million in fiscal 1997 and are expected to increase significantly during the remainder of fiscal 1998 due to costs related to certain clinical trials.
 ATP expenses in the first half of fiscal 1998 totaled $5.0 million. The Company anticipates that ATP group expenses will represent a significant portion of the Company's total R&D spending over the next few years. The Company further anticipates that ATP product sales and royalty revenues will exceed ATP group expenses no earlier than fiscal 2000, assuming that the development and commercialization of such ATP products is successful.

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

In September 1997, the Company entered into a development agreement with Quadrant Healthcare PLC ("Quadrant"). Under the agreement, Scherer acquired exclusive rights to Quadrant's technology as it pertains to fast-dissolving dosage forms. This technology has a broad range of potential applications, including the possible development of controlled release versions of ZYDIS-Registered Trademark-. In addition to the development agreement, Scherer invested approximately $5.7 million in Quadrant in return for $0.8 million of Quadrant's common stock and $4.9 million in the form of a loan note convertible into common stock upon the occurrence of certain events or at the election of the Company.

At September 30, 1997, the Company's outstanding long-term indebtedness consisted of approximately $99.5 million of 6 3/4% senior notes (net of a $0.5 million discount) due in February 2004, $47.5 million of borrowings under the Company's bank credit facility, $6.3 million of industrial development revenue bonds and $9.7 million of other indebtedness.

Subsequent to the quarter ended September 30, 1997, the Company extended the term of its existing bank credit facility by five years and amended certain provisions within the agreement. The amended credit facility: expires October 29, 2002; maintains the previous aggregate borrowing limit of up to $175.0 million in various currencies; sets interest rates on outstanding borrowings at LIBOR plus 0.350%, or the bank's prime rate; and includes an annual facility fee of 0.125% of the total credit facility.

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

                                       PART II


ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY
          HOLDERS

           The Annual Meeting of Stockholders of R.P. Scherer Corporation was held on September 11, 1997, for the purpose of electing a Board of Directors, ratifying the 1997 Stock Option Plan and approving the appointment of independent auditors.

     The shareholders elected the Company's entire Board of Directors. The persons elected to the Company's Board of Directors and the number of shares cast for, and the number of shares withheld, with respect to each of these persons were as follows:

                                                FOR       WITHHELD
                                                ---       --------
               Aleksandar Erdeljan           21,537,177    10,212
               Lori G. Koffman               21,535,927    11,462
               Frederick Frank               21,535,927    11,462
               James A. Stern                21,535,527    11,862
               Louis Lasagna                 21,537,117    10,272
               Robert H. Rock                21,537,177    10,212
               John E. Avery                 21,534,327    13,062
               Kenneth L. Way                21,535,927    11,462


     The shareholders ratified the appointment of Arthur Andersen LLP as auditors of the Company for the fiscal year ending March 31, 1998 by the following vote: 18,331,832 shares having voted "for", 3,172,711 shares having voted "against", 42,846 shares having abstained from voting, and zero shares having not voted.

     The shareholders ratified the 1997 Stock Option Plan by the following vote: 14,570,097 shares having voted "for", 5,742,506 shares having voted "against", 1,234,786 shares having abstained from voting, and zero shares having not voted.


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

                                   R.P. SCHERER CORPORATION


Date:  November 14, 1997       By:    /s/ Nicole S. Williams
                                   ------------------------------------
                                   Nicole S. Williams
                                   Executive Vice President, Finance,
                                   Chief Financial Officer and
                                   Secretary