Form 10-Q
period 1997-12-31
SCHERER R P CORP /DE/
filed 1998-02-13
CIK 855106

------------------------------------------------------------------------------

                         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549

                                -------------------


                                     FORM 10-Q


   /x/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1997

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

Number of shares outstanding of the registrant's common stock as of February 10, 1998: 24,159,769 shares of common stock, par value $.01.

------------------------------------------------------------------------------

                                       PART I

ITEM 1 FINANCIAL STATEMENTS


                      R.P. SCHERER CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED STATEMENT OF INCOME
                   (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                  FOR THE THREE MONTHS ENDED    FOR THE NINE MONTHS ENDED
                                                         DECEMBER 31,                  DECEMBER 31,
                                                  --------------------------    -------------------------
                                                     1997           1996           1997           1996
                                                     ----           ----           ----           ----
Net sales                                          $155,768       $149,874       $449,365       $438,625
Cost of sales                                       105,706         98,950        301,960        294,640
Selling and administrative expenses                  18,567         18,576         54,454         53,482
Research and development expenses, net                6,686          5,907         18,347         15,229
                                                   --------       --------       --------       --------

Operating income                                     24,809         26,441         74,604         75,274

Interest expense                                      2,509          2,620          6,798          8,593
Interest earned and other                              (574)          (695)        (1,502)        (1,799)
                                                   --------       --------       --------       --------

Income from continuing operations before
  income taxes and minority interests                22,874         24,516         69,308         68,480
Income taxes                                         (5,409)         6,542          7,365         19,516
Minority interests                                    3,650          2,890          9,153          8,821
                                                   --------       --------       --------       --------
Net income                                         $ 24,633       $ 15,084       $ 52,790       $ 40,143
                                                   ========       ========       ========       ========

Basic earnings per common share                       $1.02          $0.64          $2.19          $1.71
                                                   ========       ========       ========       ========
Diluted earnings per common share                     $0.98          $0.61          $2.12          $1.63
                                                   ========       ========       ========       ========

Average common shares outstanding - Basic            24,171         23,530         24,122         23,491
Average common shares outstanding - Diluted          25,079         24,679         24,927         24,583

        The accompanying notes are an integral part of this statement.

                       R.P. SCHERER CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF FINANCIAL POSITION


                                                  (IN THOUSANDS, EXCEPT SHARE DATA)
                                                       DECEMBER 31,   MARCH 31,
                                                          1997          1997
                                                       -----------    --------
         ASSETS                                        (UNAUDITED)
CURRENT ASSETS:
  Cash and cash equivalents                            $  30,982     $  24,955
  Short-term investments                                   2,822         3,262
  Receivables, less reserves of:
       December 31, 1997- $3.6 million;
       March 31, 1997- $3.5 million                      131,431       127,717
  Inventories                                             66,804        59,280
  Other current assets                                    11,790         8,620
                                                       ---------     ---------
                                                         243,829       223,834
                                                       ---------     ---------

PROPERTY:
  Property, plant and equipment, at cost                 481,612       439,069
  Accumulated depreciation and reserves                 (128,273)     (119,895)
                                                       ---------     ---------
                                                         353,339       319,174
                                                       ---------     ---------

OTHER ASSETS:
  Goodwill and intangibles, net of amortization          162,951       168,772
  Other assets                                            21,889        16,465
                                                       ---------     ---------
                                                         184,840       185,237
                                                       ---------     ---------
                                                       $ 782,008     $ 728,245
                                                       =========     =========
         LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Notes payable and current portion of long-term debt  $   5,632     $   1,499
  Accounts payable                                        64,267        61,026
  Accrued liabilities                                     36,013        37,329
  Accrued income taxes                                     3,143        10,934
                                                       ---------     ---------
                                                         109,055       110,788
                                                       ---------     ---------

LONG-TERM LIABILITIES AND OTHER:
  Long-term debt                                         159,389       141,822
  Other long-term liabilities                             48,699        50,758
  Deferred income taxes                                   30,250        36,086
  Minority interests in subsidiaries                      32,255        35,762
                                                       ---------     ---------
                                                         270,593       264,428
                                                       ---------     ---------

COMMITMENTS AND CONTINGENCIES (Note 4)

SHAREHOLDERS' EQUITY:
  Preferred stock, 500,000 shares authorized, none issued      -             -
  Common stock, $.01 par value, 50,000,000 shares
    authorized; shares issued:  December 31, 1997 -
    24,182,769 shares; March 31, 1997 - 23,568,255 shares    242           236
  Additional paid-in capital                             251,338       242,500
  Retained earnings                                      175,463       122,673
  Currency translation adjustment                        (24,683)      (12,380)
                                                       ---------     ---------
                                                         402,360       353,029
                                                       ---------     ---------
                                                       $ 782,008     $ 728,245
                                                       =========     =========

        The accompanying notes are an integral part of this statement.

                       R.P. SCHERER CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED STATEMENT OF CASH FLOWS
                              (UNAUDITED, IN THOUSANDS)


                                                                      FOR THE NINE MONTHS ENDED
                                                                             DECEMBER 31,
                                                                      -------------------------
                                                                         1997           1996
                                                                         ----           ----
OPERATING ACTIVITIES:
  Net income                                                           $52,790        $40,143
  Adjustments to reconcile net income to net cash provided
    by operating activities:
      Depreciation                                                      17,371         18,805
      Amortization of intangible assets and debt discount                4,756          4,894
      Minority interests in net income                                   9,153          8,821
      Deferred tax provision and other                                  (7,873)         8,086
      (Increase) decrease in receivables                                (9,603)        10,251
      Increase in inventories and other current assets                 (12,423)       (10,379)
      Increase (decrease) in accounts payable and accrued expenses      10,326        (14,460)
                                                                       -------        -------

Net cash provided by operating activities                               64,497         66,161
                                                                       -------        -------
INVESTING ACTIVITIES:
  Purchases of plant and equipment                                     (67,951)       (42,227)
  Other                                                                 (7,943)        (2,306)
                                                                       -------        -------
Net cash used by investing activities                                  (75,894)       (44,533)
                                                                       -------        -------
FINANCING ACTIVITIES:
  Proceeds from long-term borrowings                                    23,090         32,319
  Long-term debt retirements and payments                               (4,453)       (15,741)
  Short-term borrowings, net                                             4,855          1,294
  Proceeds from exercise of stock options                               13,268              -
  Repurchase of common shares                                          (12,605)             -
  Cash dividends paid to minority shareholders of subsidiaries          (5,552)        (8,214)
                                                                       -------        -------
Net cash provided by financing activities                               18,603          9,658
                                                                       -------        -------
Effect of currency translation on cash and cash equivalents             (1,179)          (196)
                                                                       -------        -------
Net increase in cash and cash equivalents                                6,027         31,090

Cash and cash equivalents, beginning of period                          24,955         21,007
                                                                       -------        -------
Cash and cash equivalents, end of period                               $30,982        $52,097
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

2.   INCOME TAXES

In December 1997, the Company finalized part of its long-term tax planning strategy by converting, with its joint venture partner, the legal ownership structure of the Company's 51% owned subsidiary in Germany, R.P. Scherer GmbH, and a subsidiary thereof, from a corporation to a partnership. As a result of this change in tax status, the Company's tax basis in R.P. Scherer GmbH was adjusted, resulting in a one-time tax refund of approximately $4.6 million, as well as a reduction in cash taxes to be paid in current and future years. Combined, these factors reduced third-quarter income tax expense by $11.7 million and increased reported diluted earnings per share by $0.47. Exclusive of the impact of the change in tax status, the estimated consolidated effective tax rate was 28% in both the current and prior year-to-date periods.

The effective income tax rates in the current and prior year quarters were lower than the U.S. Federal income tax rate due primarily to the mix of taxable income between jurisdictions as well as the anticipated utilization of carryforward foreign and other tax credits

3.   INVENTORIES

The components of inventories are as follows:


      (IN THOUSANDS)             DECEMBER 31,   MARCH 31,
                                    1997          1997
                                    ----          ----
     Raw materials and supplies    $36,986       $32,886
     Work in process                 5,172         8,604
     Finished goods                 24,646        17,790
                                   -------       -------
                                   $66,804       $59,280
                                   =======       =======

4.   CONTINGENCIES

The Company is a party to various legal proceedings arising in the ordinary course of business, none of which is expected to have a material adverse effect on the Company's financial position, results of operations, liquidity or capital resources.

                      R.P. SCHERER CORPORATION AND SUBSIDIARIES

5.   EARNINGS PER SHARE

The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share," ("FAS 128") in its fiscal quarter ended December 31, 1997. Adoption of FAS 128 did not affect previously reported earnings per share. Under FAS 128, basic earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per common share are computed by dividing net income by the sum of the weighted average number of common shares and the number of equivalent shares assumed outstanding under the Company's stock option plans during the period. Diluted earnings per share were computed as follows:

                                        FOR THE THREE MONTHS ENDED   FOR THE NINE MONTHS ENDED
                                               DECEMBER 31,                 DECEMBER 31,
                                        --------------------------   -------------------------
                                               1997      1996              1997      1996
                                               ----      ----              ----      ----
Net income                                   $24,633   $15,084           $52,790   $40,143
                                             =======   =======           =======   =======
Weighted average number of
 common shares outstanding                    24,171    23,530            24,122    23,491
Effect of options assumed exercised              908     1,149               805     1,092
                                             -------   -------           -------   -------
      Total                                   25,079    24,679            24,927    24,583
                                             =======   =======           =======   =======
Diluted earnings per common share              $0.98     $0.61             $2.12     $1.63
                                             =======   =======           =======   =======

6.   FINANCIAL INSTRUMENTS

The Company periodically enters into forward foreign currency exchange contracts to hedge certain exposures related to identifiable foreign currency transactions that are relatively certain as to both timing and amount and does not engage in speculation. Gains and losses on the forward contracts are recognized concurrently with the gains or losses from the underlying transactions and accounted for as part of the basis of such transactions. At December 31, 1997, the Company was party to outstanding British pound sterling forward exchange contracts with a notational amount totaling $31.7 million. The contracts expired in January 1998 and were intended to hedge various foreign currency commitments.

                      R.P. SCHERER CORPORATION AND SUBSIDIARIES

ITEM 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
        OF OPERATIONS AND FINANCIAL CONDITION


GENERAL

The following discussion and analysis of financial results and condition covers the three and nine month periods ended December 31, 1997 and 1996. A majority of the Company's sales, income and cash flows are derived from its international operations. The financial position and the results of operations of the Company's foreign operations are measured using the local currencies of the countries in which they operate and are translated into U.S. dollars. Although the effects of foreign currency fluctuations are mitigated by the fact that expenses of foreign subsidiaries are generally incurred in the same currencies in which sales are generated, the reported results of operations of the Company's foreign subsidiaries are affected by changes in foreign currency exchange rates and, as compared to prior periods, will be higher or lower depending upon a weakening or strengthening of the U.S. dollar. In addition, a substantial portion of the Company's net assets are based in its foreign operations and are translated into U.S. dollars at the foreign currency exchange rates in effect at the end of each period. Accordingly, the Company's consolidated shareholders' equity will fluctuate depending upon the strengthening or weakening of the U.S. dollar.

RESULTS OF OPERATIONS

QUARTERS ENDED DECEMBER 31, 1997 AND 1996

Third-quarter sales of $155.8 million increased 4% over the $149.9 million reported in the prior year period. The strength of the U.S. dollar relative to certain key foreign currencies adversely affected financial statement comparisons in the quarter; third-quarter sales increased 11% when measured using constant foreign exchange rates. Third-quarter pharmaceutical softgel sales grew 10% on a constant dollar basis. The pharmaceutical softgel sales gain resulted primarily from the November launch of Hoffman-La Roche's FORTOVASE-Registered Trademark- protease inhibitor softgel product and a 21% constant dollar gain in sales of over-the-counter ("OTC") pharmaceutical softgels due to the strength of demand in the United States and strong export sales by the Company's German subsidiary. These gains were partially offset by the ongoing decline in sales of the softgel form of Nifedipine and by flat sales of Novartis' NEORAL-Registered Trademark- softgels in the quarter. Third-quarter, constant dollar sales of Vitamin E and other health and nutritional ("H&N") softgels grew 11% as strong demand for natural Vitamin E and complex nutritional products in the United States, Australia and Japan was offset by a 6% decline in H&N sales in Europe. Despite continued delays in anticipated customer product launches, third-quarter ZYDIS-Registered Trademark- revenue increased 45%.

Operating income for the quarter ended December 31, 1997 was $24.8 million as compared to the $26.4 million earned in the same quarter last year. On a constant exchange rate basis, third-quarter operating income increased 2%. Gross margin was 32.1% in the current year quarter as compared to 34.0% in the prior-year third quarter. The lower third-quarter gross margin resulted from: increased fixed manufacturing costs, including an increase of $0.8 million in depreciation expense, as new or expanded facilities in Japan, France and the United Kingdom enter production; strong demand in the quarter for lower-margin Vitamin E softgels; and a lower proportion of licensing revenue in the sales mix. Selling, General and Administrative expenses were flat in the quarter, representing 11.9% of sales versus 12.4% of sales in the same period last year. Primarily due to increased Advanced Therapeutic Products group ("ATP") spending, total net research and development ("R&D") expense increased $0.8 million, or $0.02 per share, in the third quarter. Before customer reimbursements, third-quarter spending on recurring softgel R&D increased 61% to $8.8 million. This substantial increase in softgel R&D expenditures was largely compensated by a $3.2 million increase, to $5.0 million, in customer reimbursements for pharmaceutical softgel development services. As a result of expenditures for clinical trials, third-quarter ATP spending increased $0.6 million, or 28%, as compared to the same quarter last year.

The Company generated net income of $24.6 million in the quarter ended December 31, 1997, as compared to the $15.1 million earned in last year's third quarter. Diluted earnings per share were $0.98 in the fiscal 1998 third quarter versus $0.61 in the prior year third quarter. Exclusive of the favorable impact of a change in the tax status of the Company's 51% owned German subsidiary, diluted earnings per share were $0.52 in the current year quarter.

In December 1997, the Company finalized part of its long-term tax planning strategy by converting, with its joint venture partner, the legal ownership structure of the Company's 51% owned subsidiary in Germany, R.P. Scherer GmbH, and a subsidiary thereof, from a corporation to a partnership. As a result of this change in tax status, the Company's tax basis in R.P. Scherer GmbH has been adjusted, resulting in a one-time tax refund of approximately $4.6 million, as well as a reduction in cash taxes to be paid in current and future years. Combined, these factors reduced third-quarter income tax expense by $11.7 million and increased reported diluted earnings per share by $0.47.

Exclusive of the impact of the change in tax status, the estimated consolidated effective tax rate was 28% in both the current and prior year-to-date periods. In comparing the fiscal 1998 third quarter against the prior year quarter, the strengthening of the U.S. dollar had the effect of reducing third-quarter net income by $0.06 per share. Third-quarter expense related to minority interests in subsidiary income increased $0.8 million, or $0.03 per share, as a result of increased profitability at the Company's majority owned German subsidiary. Additionally, the higher average price of the Company's common stock in the current fiscal quarter as compared to the prior year resulted in an increase in the number of weighted average shares assumed outstanding, reducing reported earnings by an additional $0.01 per share as compared to the same quarter last year.

NINE MONTHS ENDED DECEMBER 31, 1997 AND 1996

Sales in the first nine months of fiscal 1998 of $449.4 million increased 2% over the $438.6 million reported in the prior-year period. The strength of the U.S. dollar relative to certain key foreign currencies adversely affected financial statement comparisons in the period. For the nine months ended December 31, 1997, sales increased 8% when measured using constant foreign exchange rates. The nine-month sales increase was driven by an 8% constant dollar gain in sales of pharmaceutical softgel products combined with a 60% increase in ZYDIS-Registered Trademark- revenue. The pharmaceutical softgel sales gain reflected a 12% increase in constant dollar OTC pharmaceutical softgel sales reflecting: strong OTC gains in the United States and in German export sales; an 18% constant dollar increase in sales of Novartis' NEORAL-Registered Trademark- softgels; the November launch of Hoffman-La Roche's FORTOVASE-Registered Trademark- protease inhibitor softgel product and strong first-half demand for Abbot's HYTRIN-Registered Trademark-. Constant dollar sales of H&N softgels increased 5% in the period due to the continued strength of U.S., Australian and Japanese demand for Vitamin E and complex nutritional softgel products, partially offset by weakness throughout European H&N markets.

Operating income for the nine months ended December 31, 1997 was $74.6 million as compared to the $75.3 million earned in the prior year period, a 1% decline. For this same period, operating income increased 6% on a constant dollar basis. As a percentage of sales, gross margin was 32.8% in both the current and prior year-to-date periods. Operating income comparisons for the first nine months of fiscal 1998 were favorably affected by revenue from the second-quarter sale of OPTIDYNE-Registered Trademark- technology rights and interests and by the previously discussed sales increases, partially offset by lower profitability in Europe resulting from continued weak demand for discretionary OTC and H&N softgel products, and by incremental manufacturing and staffing expense incurred as certain of the Company's "Best in Class" pharmaceutical facilities are completed. As a percentage of sales, SG&A expenses in the nine-month period approximated the prior year period as incremental costs related to information systems and Good Manufacturing Practice ("GMP") infrastructure enhancements were offset by cost control measures. Total net R&D expense increased $3.1 million, or $0.09 per share, to $18.3 million in the first nine months of fiscal 1998. As compared to the same period last year, R&D spending by ATP increased $2.2 million, or $0.06 per share, due primarily to expenditures for clinical trials. Net recurring R&D spending of $10.4 million increased $0.9 million over the prior year-to-date period as increased softgel R&D outlays were compensated by a $4.7 million increase, to $9.5 million, in customer reimbursement of pharmaceutical softgel development services.

The Company generated net income of $52.8 million in the first three quarters of fiscal 1998, as compared to the $40.1 million earned in same period last year. Diluted earnings per share were $2.12 in the fiscal 1998 year-to-date period versus $1.63 in the prior year period. Exclusive of the previously discussed favorable impact of a change in the tax status of the Company's 51% owned German subsidiary, diluted earnings per share were $1.65 in the current year period. The strengthening of the U.S. dollar had the effect of reducing reported year-to-date net income by $0.12 per share as compared to the prior year. Additionally, increased ATP spending in support of clinical trials reduced reported earnings per share by $0.06 in the year-to-date period. Net interest expense fell 22% versus the first nine months of last year due to lower average net borrowings and favorable short-term interest rates. Minority interests in net income increased $0.3 million due primarily to a combination of higher earnings at the Company's 51% owned subsidiary in Germany, partially offset by the adverse impact of the stronger U.S. dollar on less than wholly-owned subsidiaries in Germany, France and Japan. Exclusive of the impact of the change in tax status, the estimated consolidated effective tax rate was 28% in both the current and prior year-to-date periods.

RESULTS BY GEOGRAPHIC SEGMENT

The following sets forth operating results for each of the Company's geographic segments for the three quarters ended December 31, 1997 and 1996:


(IN THOUSANDS)            SALES         OPERATING INCOME        OPERATING MARGIN
                    ------------------  ----------------        ----------------
                      1997      1996     1997      1996          1997      1996
                      ----      ----     ----      ----          ----      ----

United States       $149,023  $130,025  $34,560   $27,598        23.2%     21.2%
Europe               220,503   226,742   39,691    38,121        18.0      16.8
Other International   79,839    81,858   13,461    17,406        16.9      21.3
Unallocated (1)          -         -    (13,108)   (7,851)         -         -
                    --------  --------  -------   -------        ----      ----
                    $449,365  $438,625  $74,604   $75,274        16.6%     17.2%
                    ========  ========  =======   =======        ====      ====

    (1) Includes general Corporate expenses and expenses associated with the ATP Group.

The Company's United States operations generated a 15% sales gain in the nine months ended December 31, 1997. The increase resulted from strong sales of prescription and OTC pharmaceutical softgel products and natural Vitamin E. Prescription pharmaceutical sales increased 14% in the year-to-date period due primarily to strong first-half demand for valproic acid, Abbot's HYTRIN-Registered Trademark- and other prescription softgel products. OTC pharmaceutical softgel sales increased 20% in the first nine months of fiscal 1998, primarily as a result of increased penetration of OTC softgel products into private label markets. Operating income grew by 25%, or $7.0 million, yielding a 23.2% operating margin as compared with 21.2% in the prior year period. The improvement in fiscal 1998 year-to-date operating margin resulted primarily from a higher proportion of more profitable pharmaceutical softgel products in the sales mix.

Sales in Europe decreased 3% in the first nine months of fiscal 1998 as compared to the same period last year. Reported European sales growth was adversely impacted by the strength of the U.S. dollar versus key European currencies, primarily the German deutsche mark. On a constant dollar basis, sales in Europe for the nine months ended December 31, 1997 increased 6% as a result of a 60% increase in ZYDIS-Registered Trademark- revenue, revenue from the sale of OPTIDYNE-Registered Trademark- technology rights and interests, the November 1997 launch of Hoffman-La Roche's FORTOVASE-Registered Trademark- protease inhibitor softgel product, an 18% increase in sales of Novartis' NEORAL-Registered Trademark- softgels and increased export of other pharmaceutical softgel products from Germany and France. These sales gains were partially offset by weak demand for both pharmaceutical and non-pharmaceutical softgel products throughout Europe. The year-to-date increase in European operating margin was primarily attributable to a more profitable sales mix in Germany, sale of OPTIDYNE-Registered Trademark-technology rights and interests and increased ZYDIS-Registered Trademark-profit contribution, partially offset by increased manufacturing infrastructure costs incurred in anticipation of new pharmaceutical product launches.

Sales in the Company's Other International segment declined 2% as reported, but increased 5% on a constant dollar basis, in the nine months ended December 31, 1997. Strong year-to-date sales gains in Australia, Argentina and Japan were offset by the weakness of the Japanese yen, Korean won and Australian dollar versus the U.S. dollar. Other International sales gains were due primarily to the strong H&N softgel markets in Australia and Japan. For the same period, operating income declined significantly due in part to R&D costs associated with the Windsor, Canada cytotoxic softgel facility.

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

In addition to the substantial incremental infrastructure costs supporting the Company's pharmaceutical strategy, a number of other factors are expected to influence sales and earnings growth for at least the next 12 to 18 months. These factors include the recent strength of the U.S. dollar as compared to that experienced in fiscal 1997, the weak consumer products and economic environments in certain European markets and Japan, as well as the precise timing of new product launches, the conclusion of certain product licensing agreements and the timing and extent of ATP clinical trial expenditures.

CASH FLOWS

Cash and cash equivalents increased by $6.0 million and $31.1 million in the first nine months of fiscal 1998 and 1997, respectively. Operating activities provided cash of $64.5 million and $66.2 million in the respective current and prior year periods. The decrease in cash provided by operations in the fiscal 1998 period resulted primarily from increased inventory and other working capital requirements in the current year quarter. Increased working capital requirements in the current year period relate primarily to increased unit volumes and the receipt in the prior year period of substantial foreign withholding tax receivables. Year-to-date fiscal 1998 depreciation expense declined slightly due to the strong dollar and to inclusion in the first half of the prior year of depreciation expense related to two softgel plants closed in fiscal 1997.

Capital expenditures in the year-to-date period totaled $68.0 million as compared to $42.2 million in the same period last year. Fiscal 1998 capital expenditures are currently expected to approximate $90 million versus fiscal 1997 expenditures of $69.9 million. Year-to-date fiscal 1998 capital expenditures consisted primarily of costs related to the continued expansion of the ZYDIS-Registered Trademark- production facility in the United Kingdom and softgel production facilities in France, the United States and Japan. In the prior year period, capital spending consisted primarily of expenditures for the expansion and upgrade of softgel production facilities in France, the United States and Japan.

Financing activities for the nine months ended December 31, 1997 were primarily comprised of $13.3 million in proceeds from the exercise of stock options, the expenditure of $12.6 million for the repurchase of the Company's stock on the open market and net borrowings of $23.5 million, used primarily to fund capital expenditures. The prior year period included net proceeds of $17.9 million, primarily from borrowings under the Company's bank credit facility, to fund capital and research expenditures in the U.K., and cash dividends paid to minority owners of subsidiaries of $8.2 million.

LIQUIDITY AND FINANCIAL CONDITION

During the next several years, a significant portion of the Company's cash flow will be used to fund capital expenditures, to fund research and development, to service indebtedness and, depending on market and other conditions, to repurchase the Company's outstanding common stock. The Company believes that future cash flow from operations, together with cash and short-term investments aggregating $34.0 million at December 31, 1997 and amounts available under existing bank credit facilities will be adequate to meet anticipated capital investment, working capital, stock repurchase and debt service requirements. The Company does not currently have plans to declare or pay cash dividends. At December 31, 1997 the Company's debt-to-equity ratio, assuming the capitalization of operating leases, was 32%. The Company has as one of its long-term financial objectives maintenance of a debt-to-equity ratio within the range of 35% to 40%.

Capital expenditures are currently anticipated to approximate $90 million in each of fiscal 1998 and fiscal 1999 and to decline to a lower level per year thereafter. Such expenditures will be used to upgrade and expand the "Best-in-Class" pharmaceutical softgel production facilities in France, Germany and the United States to meet anticipated customer demand and to ensure compliance with increasingly stringent pharmaceutical GMP standards worldwide. In addition, a significant portion of capital spending will include the further expansion of production facilities for the ZYDIS-Registered Trademark- advanced drug delivery system. As of December 31, 1997, the Company had approximately $12.1 million of commitments for future capital expenditures.

The Company also intends to continue to increase its spending for research and development activities for its advanced drug delivery systems, as well as to develop new drug delivery technologies and to fund the Company's ATP initiative. The Company believes that changes currently affecting worldwide pharmaceutical markets will enhance the commercial value of products which demonstrate therapeutic and cost benefits over existing therapies. Through ATP, the Company intends to capitalize upon these trends by creating new products which reformulate existing compounds utilizing the Company's proprietary drug delivery technologies. Expenses associated with ATP totaled $8.0 million in fiscal 1997 and have increased to $7.9 million in the first nine months of fiscal 1998 alone due to costs related to certain clinical trials. The Company anticipates that ATP expenses will represent a significant portion of the Company's total R&D spending over the next few years. The Company further anticipates that ATP product sales and royalty revenues will exceed ATP expenses no earlier than fiscal 2000, assuming that the development and commercialization of such ATP products is successful.

The Company periodically reviews drug delivery technologies and other businesses for potential investment, consistent with its strategic objectives. Such investments will not necessarily involve significant initial funding or funding commitments by the Company. Management intends that any acquisition which would require significant funding would be financed using a combination of available cash, short-term investments, debt and, depending upon market conditions, the issuance of common stock. Management further intends that the Company's financing of any such acquisition would not materially increase the Company's debt-to-equity ratio over its stated long-term objective of 35% to 40%.

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

At December 31, 1997, the Company's outstanding long-term indebtedness consisted of approximately $99.6 million of 6 3/4% senior notes (net of a $0.4 million discount) due in February 2004, $44.6 million of borrowings under the Company's bank credit facility, $6.3 million of industrial development revenue bonds and $8.9 million of other indebtedness.

During the quarter ended December 31, 1997, the Company extended the term of its existing bank credit facility by five years and amended certain provisions within the agreement. The amended credit facility: expires October 29, 2002; maintains the previous aggregate borrowing limit of up to $175.0 million in various currencies; sets interest rates on outstanding borrowings at LIBOR plus 0.350%, or the bank's prime rate; and includes an annual facility fee of 0.125% of the total credit facility.

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

                                   R.P. SCHERER CORPORATION


Date: February 13, 1998            By: /s/ Nicole S. Williams
                                      ----------------------------------------
                                       Nicole S. Williams
                                       Executive Vice President, Finance,
                                       Chief Financial Officer and
                                       Secretary