Form 10-K405
period 1998-03-31
SCHERER R P CORP /DE/
filed 1998-06-11
CIK 855106

         As filed with the Securities and Exchange Commission on June 11, 1998


                           SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549


                                       FORM 10-K

    /X/  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                                  EXCHANGE ACT OF 1934
                          FOR THE FISCAL YEAR ENDED MARCH 31, 1998

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

                                    -------------------

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

The aggregate market value of all shares of common stock held by non-affiliates of the Registrant as of June 5, 1998 was approximately $1,742,000,000 (based on closing price of $82.00 per share as of June 5, 1998).

Number of shares outstanding of each class of the Registrant's common stock as of June 5 1998: 23,994,076 shares of common stock, par value $.01.

                                    -------------------

                         DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant's proxy statement relating to the 1998 annual meeting of shareholders to be held on September 10, 1998, are incorporated by reference in Part III of this Annual Report on Form 10-K or by filing Form 10-K/A no later than 120 days after the end of the Registrant's fiscal year.

                                        PART I

ITEM 1        BUSINESS

GENERAL

The R.P. Scherer Corporation (the "Company") is a leading international manufacturer and developer of drug delivery systems. The Company is the world's largest producer of softgels for the pharmaceutical and nutritional supplements markets and holds, or is developing, several other innovative drug delivery technologies. The Company's two most significant drug delivery systems center around RP SCHERERSOL-TM- and ZYDIS-Registered Trademark-technologies. The Company's proprietary drug delivery systems are designed to improve the therapeutic effectiveness of drugs by controlling the rate, time and place of release of the drug in the body.

`On May 17, 1998, the Company signed a definitive merger agreement with Cardinal Health, Inc., an Ohio corporation ("Cardinal"), a distributor of pharmaceuticals and provider of pharmaceutical-related services, headquartered in Dublin, Ohio. The merger agreement, which has been approved by the Boards of Directors of the Company and of Cardinal, provides for the Company to become a wholly owned subsidiary of Cardinal. Under the terms of the proposed merger, stockholders of the Company would receive 0.95 of a Cardinal Common Share in exchange for each outstanding share of the Company's Common Stock. Cardinal would issue approximately 23 million Common Shares in the transaction and would assume the Company's long-term debt which was approximately $168.7 million at March 31, 1998. The merger has been structured as a tax-free transaction and would be accounted for as a pooling of interests for financial reporting purposes. The merger is currently expected to be completed during the second quarter of fiscal 1999, subject to the satisfaction of certain conditions, including approvals by the Company's and Cardinal's shareholders (to the extent required by applicable law and the rules of the New York Stock Exchange), and the receipt of certain regulatory approvals.

The Company produces several thousand products in softgel form. Softgel products are used in a wide variety of pharmaceutical, vitamin, cosmetic and recreational products. R.P. Scherer has a broad domestic and international base of softgel customers, including manufacturers and wholesalers of pharmaceutical, health and nutritional, cosmetic and recreational products, with approximately one-half of the Company's sales made to the pharmaceutical industry. To meet the needs of its multinational customers and to serve new markets, the Company operates 19 softgel manufacturing facilities in 12 countries throughout the world and manufactures hardshell capsules in three of these countries. Approximately two-thirds of the Company's fiscal 1998 sales and operating income were derived from operations outside the United States.

The Company's Scherer DDS division focuses on the development of advanced drug delivery systems including ZYDIS-Registered Trademark- and PASSCAL-TM-technologies. ZYDIS-Registered Trademark- is an oral dosage form which dissolves instantaneously on the tongue and does not require water to aid swallowing. PASSCAL-TM- is a dry powder inhalation formulation technology designed to improve the performance of dry powder inhaler devices.
 The technology is being applied in feasibility studies related to dry powder inhaler devices, generic pharmaceutical products, synthetic new chemical entities ("NCEs") and large molecule peptides and proteins. The Company is actively searching for promising new drug delivery systems which complement the Company's existing technologies.

The Company's Advanced Therapeutic Products Group ("ATP") manages the development and registration of new pharmaceutical products by applying the Company's drug delivery technologies to off-patent compounds. The Company expects that ATP will help it service the growing global demand for therapeutically improved, cost-effective pharmaceutical products.

SOFTGEL PRODUCTS AND MARKETS

Softgel products accounted for 86% of the Company's fiscal 1998 sales. Softgel capsules are one-piece soft elastic gelatin capsules typically containing water or oil soluble liquids, pastes or solids in solution or suspension. Softgel products are used in a wide range of pharmaceutical, nutritional, cosmetic and recreational products.

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

PHARMACEUTICAL. The world's various pharmaceutical markets are relatively similar due to the high degree of regulation worldwide and the global nature of the pharmaceutical industry. The Company has historically performed especially well in highly regulated environments where the customers' emphasis is on quality and service rather than price. In fiscal 1998, roughly one-half of the Company's softgel sales were derived from the sale of pharmaceutical products.

The Company works closely with its customers to identify product opportunities and to develop and commercialize new softgel products. The Company's RP SCHERERSOL-TM- softgel systems consist of various liquid formulation technologies which improve the bioavailability of pharmaceutical compounds which are inconsistently, incompletely or too slowly absorbed from traditional oral dosage forms. These proprietary systems also broaden the range of pharmaceutical products to which softgel technology may be effectively applied. The technology, most of which is patented, often enables pharmaceutical companies to combine the advantages of drugs in liquid solution with the convenience and dosage accuracy of oral softgels. Importantly, RP SCHERERSOL-TM- technologies' unique, patented dosage delivery system can help protect pharmaceutical compounds against generic drug competition throughout the life of the RP SCHERERSOL-TM- patents.

To date, the most significant product reformulated using RP SCHERERSOL-TM-systems are Novartis Ltd.'s NEORAL-Registered Trademark- and SANDIMMUNE-Registered Trademark- softgel products. These cyclosporin-A products are immunosuppressants which are administered daily to organ transplant patients throughout their lives to prevent post-operative organ rejection. The Company's softgel formulation of these drugs improves patient compliance by increasing ease of use, masking cyclosporin-A's unpleasant taste and better regulating dosage. NEORAL-Registered Trademark-, a new formulation of cyclosporin-A developed and patented by the Company and Novartis Ltd., provides a significant improvement in the bioavailability of cyclosporin-A providing more consistent and reliable dosing for organ transplant patients. NEORAL-Registered Trademark-also expanded the use of cyclosporin-A to additional indications, including rheumatoid arthritis and psoriasis during fiscal 1998. Novartis Ltd.'s annual worldwide sales of SANDIMMUNE-Registered Trademark- and NEORAL-Registered Trademark- are currently estimated to exceed $1.2 billion. The Company believes that a majority of SANDIMMUNE-Registered Trademark- and NEORAL-Registered Trademark-sales are in softgel form. SANDIMMUNE-Registered Trademark- and NEORAL-Registered Trademark- combined represented 3% of the Company's fiscal 1998 softgel sales.

The Company currently anticipates that its customers will launch several important new pharmaceutical softgel products over the next three years, although the Company cautions that such forward-looking estimates as to probability and timing of successful product launches by its customers are subject to numerous risks, the most relevant of which are outlined on page 8, "Forward Looking Information".

The Company's softgel technologies have proven successful in the formulation of the new anti-HIV protease inhibitors. The first of these protease inhibitors, Hoffmann-La Roche's FORTOVASE-TM-, was launched in November 1997. Hoffmann-La Roche has indicated that, at the dosage used in clinical trials, the new FORTOVASE-TM- softgel formulation provides eight-to-nine times the drug exposure of the existing formulation. The Company currently anticipates that three of the top five protease inhibitors will be marketed in Scherer softgels within the next year. The improved bioavailability of the softgel form of these products may substantially reduce the number of times that patients must take these products each day, thereby enhancing patient compliance and potentially minimizing adverse side effects.

At least four significant additional launches of softgel pharmaceutical products are anticipated over the next six to 24 months, including: American Home Products' ADVIL-Registered Trademark- ibuprofen softgel, the two additional protease inhibitors mentioned previously and PROMETRIUM-Registered Trademark- a hormone replacement therapy softgel which Schering Plough recently licenced to Solvay in the United States.

British Biotech's promising new anti-cancer agent MARIMASTAT is currently in phase III trials. British Biotech believes that the drug may potentially exceed $2 billion per year in sales. Subject to successful development and regulatory approvals, MARIMASTAT may begin providing product revenue as early as fiscal 2000 and may provide significant future revenues three to four years thereafter.

The Company continues to develop new softgel products for the OTC market. In addition to the launch of American Home Products' ADVIL-Registered Trademark-ibuprofen pain reliever in softgel form in August 1998, the Company anticipates the launch of additional ibuprofen cough-cold combination softgels in fiscal 2000. The market's favorable response to softgel formulations of A.H. Robins' DIMETAPP-Registered Trademark- and ROBITUSSIN-Registered Trademark- and Burroughs Wellcome's SUDAFED-Registered Trademark- has resulted in similar product line extension strategies for Schering-Plough's DRIXORAL-Registered Trademark-, Miles Laboratories' ALKA-SELTZER PLUS-Registered Trademark- and Pfizer's Unisom SLEEPGELS-Registered Trademark-, among others.

HEALTH AND NUTRITIONAL. Health and nutritional softgel products consist primarily of vitamins, minerals, herbal supplements, and plant and fish oils and extracts. Some of the Company's products involve relatively simple encapsulation of oils, such as vitamin E and cod liver oil, while many more complex formulations are specifically formulated to customer requirements. Some health and nutritional products can only be formulated in softgel form and other products are formulated in softgel form for convenience and quality product line image. Health and nutritional products represented 42% of the Company's fiscal 1998 softgel sales.

OTHER-COSMETICS AND RECREATIONAL. Other softgel products, consisting primarily of cosmetic and recreational softgel products, comprised 9% of fiscal 1998 softgel sales, with 4% of softgel sales attributable to cosmetics and 5% of softgel sales to recreational products.

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

The Company's Scherer DDS division focuses on the development of advanced drug delivery systems including ZYDIS-Registered Trademark- and PASSCAL-TM-technologies. ZYDIS-Registered Trademark- is an oral dosage form which dissolves instantaneously on the tongue and does not require water to aid swallowing. PASSCAL-TM- is a dry powder inhalation formulation technology designed to improve the performance of dry powder inhaler devices. Recent in-vitro development work has confirmed the ability of PASSCAL-TM-to improve overall inhalation performance and reproducibility using a variety of dry powder inhalers. The technology is being applied in feasibility studies related to dry powder inhaler devices, generic pharmaceutical products, synthetic new chemical entities and large molecule peptides and proteins. The Company is actively searching for promising new drug delivery systems which complement the Company's existing technologies.

ZYDIS-Registered Trademark- is a freeze-dried, porous wafer containing a drug substance which dissolves instantaneously on the tongue making the product particularly suitable for improving compliance among groups such as children and the elderly who frequently experience difficulties in swallowing conventional dosage forms. The ZYDIS-Registered Trademark- system has been patented in major markets with such patent protection extending to the active ingredients being delivered using ZYDIS-Registered Trademark-. Products incorporating ZYDIS-Registered Trademark- technology have received approvals for use in 25 countries.

The Company's customers have received U.S. Food and Drug Administration
("FDA") approval and launched two ZYDIS-Registered Trademark- products in the United States, including American Home Product's DIMETAPP-Registered
Trademark- Cold and Allergy children's product and Schering-Plough Corporation's CLARITIN-Registered Trademark- REDITABS-TM- launched in Spring 1997. Three additional ZYDIS-Registered Trademark- products have been filed with the FDA in ZYDIS-Registered Trademark- format, Merck's MAXALT-Registered Trademark-(rizatriptan) anti-migraine drug, Merck's VASOTEC-Registered Trademark-(enalapril) cardiovascular product and Glaxo Welcome's ZOFRAN-Registered Trademark- (ondansetron) anti-emetic product. In addition to DIMETAPP-Registered Trademark- and CLARITIN-Registered Trademark-REDITABS-TM-, the Company currently produces eight other ZYDIS-Registered Trademark- products, including: Pfizer's FELDENE MELT-Registered Trademark-and FELDENE FAST-Registered Trademark- (piroxicam), Merck's PEPCIDIN RAPITAB-Registered Trademark- (famotidine), Janssen's IMODIUM LINGUAL-Registered Trademark-(loperamide), Merck's MAXALT-Registered
Trademark- and VASOTEC-Registered Trademark- products and two tranquilizer products containing lorazepam and oxazepam for Wyeth-Ayerst International.
At present, such products are sold in Europe Scandinavia and Latin America. There are currently nine additional major products encompassing ZYDIS-Registered Trademark- technology in different stages of development and regulatory approval including products for Pfizer and Sankyo. Because patents covering active compounds in many of these products have expired or will expire within the next few years, the manufacturers of such products in many cases have been seeking alternative patent-protected dosage forms. In general, agreements with customers call for customers to pay license fees to the Company for product class and/or other forms of exclusivity as well as to pay certain of the costs for development, clinical testing, obtaining regulatory approvals and commercialization of the products. The Company will receive royalties, as well as manufacturing revenues, assuming such products are successfully commercialized. The Company recognized fiscal 1998 revenues of $38.7 million related to ZYDIS-Registered Trademark- products.

OTHER TECHNOLOGIES. In July 1997, the Company sold technology rights and interests in its novel ophthalmic drug delivery device, OPTIDYNE, to Pharmacia Upjohn. PULSINCAP technology enables the contents of a capsule to be released at a predetermined time in contact with a liquid. In 1997, Oxoid Limited licensed the exclusive worldwide use of patented PULSINCAP technology in test kits for the detection of specific bacterial contamination in foods. The use of the PULSINCAP capsules in the Oxoid test kits reduces the time required to test foods for bacterial contamination by up to one-half, thereby resulting in considerable cost savings for food manufacturers

All these technologies are the subject of numerous patents and patent applications around the globe. Discussions are proceeding with potential licensing partners with proven marketing skills and expertise in the respective areas. Current development plans, however, indicate that, with the exception of PULSINCAP, the earliest commercialization date for these technologies would be no earlier than the year 2000.

ADVANCED THERAPEUTIC PRODUCTS GROUP

The Company believes that changes currently affecting worldwide pharmaceutical markets will enhance the commercial value of pharmaceutical products which demonstrate therapeutic and cost benefits over existing therapies. To capitalize on these market trends, the Company formed ATP within its Scherer DDS subsidiary to manage the development and registration of new pharmaceutical products which are based on the reformulation of off-patent compounds and which utilize the Company's proprietary drug delivery technologies. ATP products involve the reformulation of existing compounds whose patent protection has expired or is near expiration. Five products are currently under development by ATP using RP SCHERERSOL-Registered Trademark- or ZYDIS-Registered Trademark-drug delivery systems. The Company anticipates that the development, clinical testing and regulatory approval process for ATP products will involve a shorter time period than that normally associated with a new chemical entity, as the drugs used in the ATP formulation will already have established records for safety, toxicity and tolerability.

Initial revenue related to ATP developed products began in fiscal 1997 resulting from the licensing of rights to ZYDIS-Registered Trademark-
selegiline to Athena Neurosciences, Inc., a unit of Elan.   Revenues related
to other ATP products are expected to begin no earlier than fiscal 1999, assuming the development and commercialization of such products is successful. Research and development expenses associated with ATP increased $3.8 million to $11.8 million in fiscal 1998 and, due to costs related to certain clinical trials, are expected to again increase in fiscal 1999, after which ATP related costs are currently anticipated to decrease. The Company anticipates that ATP product sales and royalty revenues will exceed ATP group expenses no earlier than fiscal 2000, assuming that the development and commercialization of such ATP products is successful.

INTERNATIONAL OPERATIONS

To serve new markets and to meet the needs of its multinational customers, the Company operates softgel manufacturing facilities in 12 countries throughout the world and manufactures hardshell capsules in three of these countries. For financial purposes, the Company's operations are divided into three geographical areas: United States, Europe and Other International. Europe represents operations in the United Kingdom, France, Italy and Germany. Other International consists of operations in Canada, Australia, Japan, Brazil and Argentina. The Company has the flexibility to transfer some of its production from one plant to another within its worldwide network. See Note 13 to the consolidated financial statements for financial information concerning the Company's geographic segments.

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

Various regulatory agencies in the United States and elsewhere have been reviewing the risk of human exposure to a group of diseases known as transmissible spongiform encephalopathies ("TSEs") from a variety of food products derived from animals, including certain types of gelatin. Most of the attention on this matter to date has been focused on gelatin manufactured from parts of cattle imported from countries that have reported cases of one form of TSE; bovine spongiform encephalopathy ("BSE"), commonly referred to as "mad cow disease". There is no evidence whatsoever that gelatin could contain the BSE agent, or if it did, that the human consumption of such gelatin products could result in transmission of the disease.

In April 1997, an FDA advisory panel recommended that the FDA reinstate a restriction on the use of gelatin manufactured from bovine materials from certain countries that are known to have cases of BSE. The FDA is not obligated to follow recommendations of the advisory panel and has not yet expressed its position on, or otherwise acted upon, such recommendation. Other regulatory bodies, including the World Health Organization and the European Community Commission have undertaken similar reviews and implemented various measures regulating the production, export, and use of gelatin and its source materials. While the Company believes that a substantial majority of the gelatin it uses will not be affected by these regulatory measures, it is possible that the supply of certain types of gelatin could become limited, which may result in an increase in the cost of gelatin.

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

BACKLOG

The backlog of unfilled orders was approximately $161.2 million at March 31, 1998, as compared to approximately $157.1 million at March 31, 1997. The Company believes that such backlog of orders at March 31, 1998 is firm and will be filled within the next 12 months. The increase in the backlog primarily reflects the strengthening of softgel demand in the United States.

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

The Company believes that it is in compliance in all material respects with applicable environmental laws and regulations. Compliance with federal, state and local provisions relating to the protection of the environment has had no material effect upon the capital expenditures, earnings or competitive position of the Company and its subsidiaries. The Company was informed in August 1992 that soil at a manufacturing facility in North Carolina owned and operated by the Company from 1975 to 1985 contained levels of tetrachlorethene and other substances which exceeded environmental standards.
 The Company and the current owner of the facility voluntarily conducted a remedial investigation and remedial and removal actions. The Company will continue to perform additional studies and monitor the area, including testing and removal of groundwater, which may indicate the necessity for additional remedial and removal actions in the future. On the basis of the results of investigations performed to date, the Company does not believe that potential future costs associated with either the investigation or any potential remedial or removal action will ultimately have a materially adverse impact on the Company's business or financial condition. Based on current information, no other significant expenditures for environmental compliance are contemplated in the foreseeable future.

RESEARCH AND DEVELOPMENT

Costs incurred in connection with the development of new products and manufacturing methods, including both Company and customer-sponsored expenditures, amounted to $38.4 million, $27.8 million and $28.1 million in fiscal 1998, 1997 and 1996, respectively.

EMPLOYEES

At March 31, 1998, the Company employed approximately 3,600 full-time employees. The Company considers its relations with its employees to be good.

FORWARD LOOKING INFORMATION

The Company's Annual Report to Shareholders and Annual Report on Form 10-K contain various forward looking statements including statements regarding its market position, results of product development activities of the Company and its customers, financial position and results of operations. These forward looking statements are based on current expectations. Certain important factors could cause the Company's actual results to differ materially from expected and historical results, including those projected or implied by such forward looking statements, including, but not limited to, the following: finalization of the proposed merger with Cardinal Health, Inc., the relative strength of key nutritional products markets; generic competition to key customer pharmaceutical products; successful formulation, scale-up, development and commercialization of customer and company products within the time frame outlined; global economic factors; regulatory matters related to product testing and approvals for the Company and its customers; competitive products and pricing; and product and drug delivery system development and other technological issues.

EXECUTIVE OFFICERS AND DIRECTORS OF THE COMPANY

The name, age and employment history, including all positions held concurrently or successively in the past five years, of each of the Company's executive officers and directors are as follows (information provided as of June 1, 1998):


                              PRESENT PRINCIPAL OCCUPATION OF EMPLOYMENT
 NAME              AGE           AND FIVE-YEAR EMPLOYMENT HISTORY (1)
                   48    Chairman and Chief Executive of the Company since
 Aleksandar              March 1996.  President of the Company since August
 Erdeljan                1991 and Director of the Company since June 1990.
                         President and Director of R.P. Scherer International
                         Corporation from 1989 to February 1995. President of
                         Pharmaphil Group, Inc. from January 1987 to June 1989.
                         Director of Corporate Development of the Company from
                         June 1985 to January 1987.

 George L.         44    President and Chief Operating Officer, and Director of
 Fotiades                the Company since January 1998.  Group President,
                         Americas and Asia Pacific of the Company from June
                         1996 to January 1998.  President, Warner Wellcome
                         Consumer Heathcare division of the Warner-Lambert
                         Company from January 1994 to December 1995 and
                         President Consumer Health Products Group from November
                         1992 to December 1993.  President Consumer Products-
                         Japan division of Bristol-Myers Squibb Company from
                         January 1992 to November 1992 and Senior Vice
                         President, General Manager of the Clairol U.S. Retail
                         Products division from January 1991 to January 1992.

  Nicole S.        53    Executive Vice President, Finance, Chief Financial
  Williams               Officer and Secretary of the Company since January
                         1992 and for R.P. Scherer International Corporation
                         from January 1992 through February 1995.  Treasurer of
                         the Company from June 1993 through May 1996 and of
                         R.P. Scherer International Corporation from June 1993
                         through February 1995.  Executive Vice President -
                         Worldwide Operations, SPSS, Inc. from December 1990 to
                         January 1992.

 Thomas J.         37    Senior Vice President, Corporate Planning and
 Stuart                  Development since April 1996.  Vice President and
                         Controller of the Company from June 1994 to April 1996
                         and of R.P. Scherer International Corporation from
                         June 1994 to February 1995.  Controller of the Company
                         from August 1991 to June 1994 and of R.P. Scherer
                         International Corporation from May 1990 through
                         February 1995.  Manager, Detroit office of Arthur
                         Andersen LLP from June 1987 to May 1990.

 Dennis R.         45    Treasurer of the Company since May, 1996. Director of
 McGregor                Tax Operations of the Company since August 1993 and of
                         R.P. Scherer International Corporation from August
                         1993 through February 1995.  Assistant Treasurer of
                         the Company from August 1993 through May 1996 and of
                         R.P. Scherer International Corporation from August
                         1993 through February 1995.  Manager of Tax Audit and
                         Planning, Allied-Lyons North America from December
                         1991 to August 1993.  International Tax Manager for
                         Great Lakes Chemical from September 1990 to November
                         1991.

 Joseph E.         44    General Counsel and Assistant Secretary of the Company
 Mitchell                since April 1996.  Associate General Counsel for Hiram
                         Walker & Sons, Inc. from September 1994 to February,
                         1996 and Senior Commercial and Corporate Counsel from
                         April 1991 to September 1994.

 Ronald E.         37    Corporate Controller of the Company since June 1996.
 Pauli                   Assistant Treasurer of Kmart Corporation from January
                         1996 to June 1996, Assistant Controller Financial
                         Planning of Kmart Corporation from January 1995 to
                         January 1996, Assistant Director Investor Relations of
                         Kmart Corporation from March 1994 to January 1995 and
                         Assistant Controller Corporate Reporting of Kmart
                         Corporation from November 1990 to January 1994.



                              PRESENT PRINCIPAL OCCUPATION OF EMPLOYMENT
 NAME              AGE           AND FIVE-YEAR EMPLOYMENT HISTORY (1)

 Frederick         66    Director of the Company since June 1990 and of R.P.
 Frank                   Scherer International Corporation from August 1988
                         through February 1995.  Vice Chairman of Lehman
                         Brothers.  Also a director of Pharmaceutical Product
                         Development, Inc.,  Physicians Computer Network and
                         Diagnostic Products, Inc.

 James A. Stern    47    Director of the Company since June 1990 and of R.P.
                         Scherer International from June 1990 to February
                         1995.  Chairman of The Cypress Group LLC, since its
                         founding in April 1994.  Managing director of Lehman
                         and head of its Merchant Banking Group from 1989 to
                         1994.  Also a director of AMTROL Inc., Cinemark USA,
                         Inc., Frank's Nursery & Crafts, Inc., Lear Corporation,
                         Noel Group, Inc., Genesis ElderCare Corp, WESCO
                         Distribution, Inc., and a trustee of Tuft's University.

 Lori G.           39    Director of the Company since September 1989 and of
 Koffman                 R.P. Scherer International from September 1989 through
                         February 1995.  Assistant Secretary of the Company
                         from December 1989 to May 1996.  Managing Director,
                         CIBC Capital Partners since April 1995.  Senior Vice
                         President, Lehman from 1990 to December 1994.  Also a
                         director of LifeCell Corporation.

 Louis Lasagna,    75    Director of the Company since September 1991 and of
 M.D.                    R.P. Scherer International Corporation from June 1992
                         through February 1995.  Dean for Scientific Affairs,
                         Tufts University School of Medicine, since 1995.
                         Dean, Sackler School of Graduate Biomedical Sciences,
                         Tufts University; Professor of Psychiatry and
                         Professor of Pharmacology, Tufts University, in each
                         case since 1984.  Independent consultant since 1965.
                         Director of Tufts University Center for the Study of
                         Drug Development since 1975.  Chairman of the Board of
                         Astra USA. Member of the Board of Trustees of
                         International Life Sciences Institute/Nutrition
                         Foundation since 1980 and Chairman since 1991.
                         Director of the Foundation for Nutritional Advancement
                         since 1980.

 Robert H. Rock    48    Director of the Company since September 1991 and of
                         R.P. Scherer International Corporation from June 1992
                         through February 1995.  Chairman of Metroweek
                         Corporation since December 1988.  President of MLR
                         Holdings LLC since October 1987.  Chairman and Chief
                         Executive Officer of the Hay Group from October 1986
                         to October 1987.  Also a director of the Penn Mutual
                         Life Insurance Company, Hunt Manufacturing Company,
                         Alberto-Culver Company, Quaker Chemical Corporation
                         and the Wistar Institute.

 John E. Avery     69    Director of the Company since January 1995. Former
                         Chairman of the Americas Society and Council of the
                         Americas from 1993 to 1996.  Assistant to the
                         Chairman of Johnson & Johnson from 1992 to 1993.
                         Company Group Chairman, Johnson & Johnson, from 1979
                         to 1992. Member of the University Council at the
                         Yale University School  of Medicine, the operating
                         board of TCW/Latin America Partners, LLC, and the
                         Council on Foreign Relations.

  Kenneth L. Way   58    Director of the Company since January 1997.  Chairman
                         and Chief Executive Officer of Lear Corporation since
                         1988.  Also a director of Comerica Bank.


       (1) Where no starting date is given for a principal occupation or employment, such occupation or employment commenced prior to 1992.

All directors of the Company serve terms of one year and remain in office until the election of their respective successors. Officers serve at the pleasure of the Board of Directors.

There are three committees of the Board of Directors of the Company: the Executive Committee, the Compensation Committee and the Audit Committee.

ITEM 2        PROPERTIES

The Company develops and manufactures its products at 19 principal worldwide locations with an aggregate floor space of approximately 1.7 million square feet. Fifteen of these facilities are owned in fee by the Company and four facilities, with an aggregate floor space of 552,000 square feet, are leased. The U.S. softgel manufacturing facilities total three, of which two totaling approximately 118,000 square feet, are leased. The 16 foreign manufacturing facilities include 15 owned facilities with an aggregate floor space of 1,029,000 square feet and one leased facility with 434,000 square feet aggregate floor space. Approximately 90% of the foreign facilities primarily manufacture softgels and other dosage delivery systems, while 10% of the foreign facilities produce hardshell capsules. The foreign facilities are located in Argentina, Australia, Brazil, Canada, France, Germany (three facilities), Italy (two facilities), Japan (two facilities), South Korea and the United Kingdom (three facilities). Portions of these facilities are also used for related research and development, administration and warehousing activities.

The Company's primary leased facility, a German manufacturing facility of approximately 394,000 square feet in size, has a lease term (including renewal options) extending through December 2008. The Company also leases a production facility in Italy of approximately 40,000 square feet, with a lease term extending through May 2000. Additionally the Company leases its executive offices in Troy, Michigan and sales offices, research facilities and warehouses at a variety of locations in the U.S. and abroad. All leases generally provide for payment of taxes, utilities, insurance and maintenance by the Company and have terms extending for periods from one to fifteen years, including renewal options.

In the opinion of the Company, its principal properties, whether owned or leased, are well-maintained and in satisfactory condition, are adequately insured and are suitable and have capacities adequate for the purposes for which they are used.


ITEM 3        LEGAL PROCEEDINGS

During fiscal 1998, the Company was named as a defendant in a lawsuit pertaining to the Company's acquisition of Pharmagel in 1993. The lawsuit seeks $10 million in damages related to allegations that the plaintiffs had an ownership interest in the French subsidiary of Pharmagel prior to the sale of Pharmagel to the Company.

The Company and Pharmagel's former owner find the lawsuit to be without merit. In addition, the Company has in its possession an Escrow from which payments have been suspended pending a resolution of this claim. Such Escrow Agreement was established at the time of the acquisition of Pharmagel to cover any claim the Company might have had against the former owner for breech of representation and warranties related to assets at the time of the acquisition. The Company does not believe resolution of this matter will have a material impact on the Company business or financial condition.

The Company was informed in August 1992 that soil at a manufacturing facility in North Carolina owned and operated by the Company from 1975 to 1985 contained levels of tetrachlorethene and other substances which exceeded environmental standards. The Company and the current owner of the facility voluntarily conducted a remedial investigation and remedial and removal actions. The Company will continue to perform additional studies and monitor the area, including testing and removal of groundwater, which may indicate the necessity for additional remedial and removal actions in the future. On the basis of the results of investigations performed to date, the Company does not believe that potential future costs associated with either the investigation or any potential remedial or removal action will ultimately have a materially adverse impact on the Company's business or financial condition.

The Company is a party to various legal proceedings arising in the ordinary course of business, none of which is expected to have a material adverse effect on the Company's financial position, results of operations, liquidity or capital resources.

ITEM 4        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's security holders during the last quarter of its fiscal year ended March 31, 1998.

                                     PART II

ITEM 5        MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
              STOCKHOLDER MATTERS

The principal market for the Company's common shares is the New York Stock Exchange. The following table indicates the high and low sales prices of the Company's common stock as reported on the composite tape of the New York Stock Exchange:


                                                      MARKET PRICE
                                                      ------------
                                                  HIGH            LOW
                                                  ----            ---

            Year ended March 31, 1998:
                 First Quarter                    $56.50          $44.50
                 Second Quarter                   $63.19          $50.25
                 Third Quarter                    $65.50          $55.19
                 Fourth Quarter                   $68.00          $57.06

            Year ended March 31, 1997:
                 First Quarter                    $45.00          $39.00
                 Second Quarter                   $50.63          $39.50
                 Third Quarter                    $51.13          $43.38
                 Fourth Quarter                   $62.00          $49.50


The Company had 104 common shareholders of record at June 5 1998.

The Company did not declare any dividends in the two year period ended March 31, 1998. Restrictions contained in certain of the Company's long-term debt agreements limit the payment of dividends. The Company does not have any present plans to declare or pay cash dividends.

ITEM 6        SELECTED FINANCIAL DATA


                                                                           YEAR ENDED MARCH 31,
                                                         --------------------------------------------------------------
                                                             1998        1997        1996        1995         1994
                                                         --------------------------------------------------------------
                                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
OPERATING DATA :
Net sales . . . . . . . . . . . . . . . . . . . . . . . . . $620,716    $588,699    $571,710    $536,682    $449,297
Cost of sales . . . . . . . . . . . . . . . . . . . . . . .  409,162     391,648     375,088     339,923     287,389
Selling and administrative expenses . . . . . . . . . . . .   78,187      72,752      72,485      71,661      61,427
Research and development expenses . . . . . . . . . . . . .   25,386      19,979      23,387      21,276      13,090
Restructuring and other charges (1) . . . . . . . . . . . .     --          --        33,804        --         4,478
Operating income (1). . . . . . . . . . . . . . . . . . . .  107,981     104,320      66,946     103,822      82,913
Interest expense. . . . . . . . . . . . . . . . . . . . . .    9,263      11,693      12,595      13,758      22,480
Net income from continuing operations . . . . . . . . . . .   69,746      56,968      30,703      44,859      30,914
Net income  (2) . . . . . . . . . . . . . . . . . . . . . .   69,746      56,968      30,703      44,859      15,094

Depreciation and amortization (3) . . . . . . . . . . . . .   27,414      31,153      29,944      27,449      25,314
Capital additions . . . . . . . . . . . . . . . . . . . . .   87,921      69,887      56,195      54,076      39,503

PER COMMON SHARE (4):
Basic earnings from continuing operations . . . . . . . . .    $2.89       $2.42       $1.31       $1.93       $1.33
Basic earnings. . . . . . . . . . . . . . . . . . . . . . .     2.89        2.42        1.31        1.93        0.65
Diluted earnings from continuing
  operations (1). . . . . . . . . . . . . . . . . . . . . .    $2.81       $2.31       $1.25       $1.83       $1.27
Diluted earnings. . . . . . . . . . . . . . . . . . . . . .     2.81        2.31        1.25        1.83        0.62

BALANCE SHEET DATA (AT END OF PERIOD):
Working capital (5) . . . . . . . . . . . . . . . . . . . . $127,338    $113,854    $110,794    $113,656     $89,681
Total assets. . . . . . . . . . . . . . . . . . . . . . . .  821,597     728,245     707,381     711,373     613,414
Long-term debt, including current portion . . . . . . . . .  168,654     142,630     169,000     185,410     189,277
Minority interests. . . . . . . . . . . . . . . . . . . . .   25,157      35,762      37,268      42,706      35,354
Shareholders' equity. . . . . . . . . . . . . . . . . . . .  398,877     353,029     300,360     273,646     214,710



NOTES TO SELECTED FINANCIAL DATA
 (1) For the year ended March 31, 1996, includes restructuring and other charges totaling $33.8 million before tax effects ($0.94 per diluted share after tax effects). Those charges include approximately $17.1 million of cash expenses, primarily for severance and other termination benefits and approximately $16.7 million for fixed asset write-downs and other non-cash costs primarily in connection with certain facility closures. For the year ended March 31, 1994, includes charges totaling $4.5 million for the accrual of a settlement of Paco Development Partners (PDP II) litigation, which had been outstanding since 1990 and the write-down of buildings and property related to the relocation of operations in Australia.
(2) Includes extraordinary loss of $15.8 million from debt extinguishment for the year ended March 31, 1994.
(3) Includes amortization of deferred financing costs and debt discount of $0.4 million, $0.3 million, $0.4 million, $0.5 million and $1.3 million for the years ended March 31, 1998, 1997, 1996, 1995 and 1994, respectively.
(4) Basic and diluted earnings per common share has replaced primary and fully diluted earnings per common share, respectively in accordance with Statement of Accounting Standards No. 128, "Earnings per Share".
(5) Includes notes payable but does not include current portion of long-term debt.

ITEM 7        MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
              OF OPERATIONS AND FINANCIAL CONDITION

GENERAL

The following discussion and analysis of financial results and condition covers the fiscal years ended March 31, 1998, 1997 and 1996.

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

On May 17, 1998, the Company signed a definitive merger agreement with Cardinal Health, Inc., an Ohio corporation ("Cardinal"), a distributor of pharmaceuticals and provider of pharmaceutical-related services, headquartered in Dublin, Ohio. The merger agreement, which has been approved by the Boards of Directors of the Company and of Cardinal, provides for the Company to become a wholly owned subsidiary of Cardinal. Under the terms of the proposed merger, stockholders of the Company would receive 0.95 of a Cardinal Common Share in exchange for each outstanding share of the Company's Common Stock. Cardinal would issue approximately 23 million Common Shares in the transaction and would assume the Company's long-term debt which was approximately $168.7 million at March 31, 1998. The merger has been structured as a tax-free transaction and would be accounted for as a pooling of interests for financial reporting purposes. The merger is currently expected to be completed during the second quarter of fiscal 1999, subject to the satisfaction of certain conditions, including approvals by the Company's and Cardinal's shareholders (to the extent required by applicable law and the rules of the New York Stock Exchange), and the receipt of certain regulatory approvals.

RESULTS OF OPERATIONS

FISCAL YEARS ENDED MARCH 31, 1998 AND 1997

SALES for the fiscal year ended March 31, 1998 were $620.7 million, a 5% increase over the $588.7 million reported in the prior fiscal year. Measured using constant foreign exchange rates, fiscal 1998 sales increased 11%. The current year constant dollar sales gains resulted from: a 15% increase in sales of over-the-counter pharmaceutical ("OTC") softgel products resulting from the strength of demand for generic OTC products in the United States and strong German OTC export volumes; the third fiscal quarter launch of Hoffman-La Roche's new FORTOVASE-Registered Trademark- protease inhibitor softgel product; a 22% increase in sales of Novartis' NEORAL-Registered Trademark- cyclosporin A softgel product and a 40% increase in sales of Vitamin E softgels. The above sales gains were partially offset by local, economic related, weakness in markets in Europe, Asia/Pacific and South America. Revenue from ZYDIS-Registered Trademark-, the Company's quick dissolve tablet technology, grew

68% to $38.7 million in fiscal 1998 as a result of a 59% increase in production revenue and milestone payments resulting from agreements with certain customers.

GROSS MARGIN was $211.6 million, or 34.1% of sales, in fiscal 1998 versus $197.1 million, or 33.5% of sales in the prior fiscal year. The fiscal 1998 gross margin improvement resulted primarily from increased ZYDIS-Registered Trademark-revenue and strong sales of FORTOVASE-Registered Trademark- and NEORAL-Registered Trademark- pharmaceutical softgels, partially offset by the increase in sales of lower margin vitamin E softgels, albeit at substantially better than historical margins.

SELLING AND ADMINISTRATIVE EXPENSES ("SG&A") were $78.2 million, or 12.6% of sales, in fiscal 1998 compared to the $72.8 million, or 12.4% of sales, reported in the prior fiscal year. In the fiscal 1998 fourth quarter the Company incurred $1.6 million, equating to $0.05 per diluted share, in severance expense and other costs as a result of management changes in the Company's Scherer DDS division and Corporate Technical Services areas. Exclusive of severance expense and other costs, fiscal 1998 SG&A expense increased 5%, in-line with sales, representing 12.3% of fiscal 1998 sales versus 12.4% of sales in the prior year. The 5%, or $3.8 million increase in SG&A expense in fiscal 1998 was primarily attributable to increased staffing and information technology costs combined with volume related cost increases in North America and Germany.

RESEARCH AND DEVELOPMENT EXPENSE ("R&D"), net of customer reimbursement, was $25.4 million in fiscal 1998, an increase of $5.4 million, or $0.16 per diluted share, from fiscal 1997 expenditures of $20.0 million. Spending on recurring softgel R&D before customer reimbursement increased 34% to 26.6 million in fiscal 1998; customer reimbursement of pharmaceutical softgel development services increased $5.2 million, to $13.0 million. Fiscal 1998 R&D expense related to the Company's Advanced Therapeutic Products ("ATP") group increased $3.8 million to $11.8 million, or $0.34 per diluted share, as a result of expenditures for ongoing clinical trials. ATP is engaged in the development of pharmaceutical products incorporating off-patent drugs in the Company's proprietary drug delivery technologies.

OPERATING INCOME for the year ended March 31, 1998 increased 4% to $108.0 million. On a constant exchange rate basis, and exclusive of $1.6 million of severance and other charges, fiscal 1998 operating income increased 12%. The improvement in fiscal 1998 operating income comparisons reflected increased ZYDIS-Registered Trademark- revenue, partially offset by the $5.4 million increase in net R&D spending.

NET INTEREST EXPENSE was $7.4 million in fiscal 1998 versus the $8.8 million reported in the prior fiscal year. The $1.4 million decline in net interest expense in fiscal 1998 reflected the Company's ability to fund $87.9 million in fiscal 1998 capital investment and the repurchase of $25.4 million of its common stock, primarily, with internally generated cash flow.

INCOME TAX EXPENSE was $16.0 million in fiscal 1998 as compared with $26.3 million in the prior fiscal year. Exclusive of the $11.7 million benefit of the change in tax status of the Company's 51% owned German subsidiary, discussed below, the consolidated effective tax rate was 28% in both fiscal years.

In December 1997, the Company finalized part of its long-term tax planning strategy by, together with its joint venture partner, converting the legal ownership structure of the Company's 51% owned subsidiary in Germany, R.P. Scherer GmbH, and a subsidiary thereof, from a corporation to a partnership. As a result of this change in tax status, the Company's tax basis in R.P. Scherer GmbH was adjusted, resulting in a one-time tax refund of approximately $4.6 million, as well as a reduction in cash taxes to be paid in current and future years. Combined, these factors reduced fiscal 1998 income tax expense by $11.7 million and increased reported diluted earnings per share by $0.47.

MINORITY INTERESTS in the earnings of less than wholly owned subsidiaries was $14.9 million in fiscal 1998 as compared to $12.3 million in fiscal 1997.
The $2.6 million increase in expense related to minority interests was due to a combination of increased profitability at the Company's majority owned German subsidiary and the fact that the German tax conversion effectively resulted in the recording of Germany minority interest expense on a pretax basis beginning in fiscal 1998.

NET INCOME was $69.7 million, or $2.81 per diluted share, for the year ended March 31, 1998 as compared to net income of $57.0 million, or $2.31 per diluted share, in fiscal 1997. Fiscal 1998 results were favorably impacted by the change in the tax status of the Company's 51% owned German subsidiary. Exclusive of the one-time benefit and severance charges, fiscal 1998 net earnings were $2.39 per diluted share. Additionally, the strength of the U.S. dollar had the effect of reducing reported fiscal 1998 net income by $0.16 per diluted share.

FISCAL YEARS ENDED MARCH 31, 1997 AND 1996

SALES for the fiscal year ended March 31, 1997 were $588.7 million, a 3% increase versus the $571.7 million reported in the prior year. The stronger U.S. dollar relative to most foreign currencies reduced fiscal 1997 sales as compared to the prior fiscal year. Measured using constant foreign exchange rates, fiscal 1997 sales increased 6%. The fiscal 1997 sales increase resulted primarily from a 40% increase in ZYDIS-Registered Trademark-revenues and strong gains in Vitamin E and health and nutritional ("H&N") softgel sales in the United States, the United Kingdom and Australia, partially offset by weak demand for all types of softgel products in continental Europe, a 46% decline in world-wide sales of nifedipine and flat SANDIMMUNE-Registered Trademark- / NEORAL-Registered Trademark- volume as compared to fiscal 1996 which included pipeline loading related to the U.S. launch of NEORAL-Registered Trademark-.

GROSS MARGIN was $197.1 million, or 33.5% of sales, in fiscal 1997 versus $196.6 million, or 34.4% of sales in the prior fiscal year. The lower gross margin rate in fiscal 1997 was due to a higher proportion of lower margin H&N product in the sales mix, including a 46% increase in sales of Vitamin E softgels, and to a decline in sales of higher-margin pharmaceutical softgels in Europe resulting primarily from the continuing weakness of key economies and from budgetary measures aimed at reducing government pharmaceutical spending.

SELLING AND ADMINISTRATIVE EXPENSES were $72.8 million, or 12.4% of sales, in fiscal 1997 compared to the $72.5 million, or 12.7% of sales, reported in the prior fiscal year. The improvement in the SG&A ratio was largely attributable to cost savings resulting from the fiscal 1997 closing of two softgel facilities and the elimination of certain administrative, marketing and development staff positions at other locations, partially offset by increased spending in North America and France.

In January 1996, the Company announced a restructuring plan designed to reduce and rationale manufacturing and overhead structures which were serving non-pharmaceutical markets. The restructuring plan included the closure of softgel manufacturing plants in Windsor, Canada and Neuvic, France, as well as the consolidation and elimination of administrative, marketing and development staff positions in several other locations. As a result of the restructuring plan and other special charges (see Note 3 to the consolidated financial statements), the Company recorded a pre-tax provision of $33.8 million in fiscal 1996, comprised of $17.1 million in cash expenses primarily for severance and other employee termination benefits and $16.7 million for fixed asset writedowns and other non-cash expenses. The after tax cost of the restructuring plan and other special charges was $23.1 million, or $0.94 per diluted share. The restructuring was completed in fiscal 1997 with the final cost of the program approximating the Company's original estimate.

NET RESEARCH AND DEVELOPMENT EXPENSE was $20.0 million in fiscal 1997, a decrease of $3.4 million from fiscal 1996 expenditures of $23.4 million. While gross recurring softgel R&D expenses exceeded prior year levels, reduced PULSINCAP-TM- expenditures and a $3.1 million increase in customer reimbursement resulted in lower net recurring R&D expense versus fiscal 1996.
 R&D expense related to ATP was $8.0 million and $8.5 million in fiscal 1997 and 1996, respectively.

OPERATING INCOME was $104.3 million for fiscal 1997 as compared to the $100.8 million, exclusive of restructuring and other special charges, reported in the prior fiscal year. On this same basis, fiscal 1997 operating income increased 4%, and increased 6% on a constant exchange rate basis. Fiscal 1997 operating income comparisons primarily reflected the benefit of cost reduction efforts and increased customer reimbursement of softgel R&D expense, partially offset by lower gross profit margins.

NET INTEREST EXPENSE was $8.8 million in fiscal 1997 versus the $10.3 million reported in the prior fiscal year. The $1.5 million decline in net interest expense in fiscal 1997 resulted primarily from favorable short-term interest rates and lower average debt levels during fiscal 1997, reflecting the Company's ability to fund capital investment with internally generated funds.

INCOME TAX EXPENSE was $26.3 million with an effective rate of 28% in fiscal 1997 as compared with $11.7 million with an effective rate of 21% in fiscal 1996. The fiscal 1996 effective income tax rate benefited from a favorable income tax adjustment of $3.8 million resulting primarily from resolution of an Australian tax issue and also included certain tax benefits resulting from the restructuring. Exclusive of such items, the Company's consolidated effective income tax rate in fiscal 1996 approximated 29%. On this comparable basis, the slightly lower effective income tax rate in fiscal 1997 reflected changes in the geographic mix of pretax income and the utilization of foreign tax credits and other tax benefits.

MINORITY INTERESTS in the earnings of less than wholly-owned subsidiaries was $12.3 million in fiscal 1997 as compared to $14.3 million in fiscal 1996.
The reduction in minority interests was due primarily to a decline in earnings of the Company's less-than-wholly-owned subsidiary in Germany.

NET INCOME was $57.0 million, or $2.31 per diluted share, for the year ended March 31, 1997 as compared to net income of $50.2 million, or $2.04 per diluted share, in fiscal 1996, before the effects of the fiscal 1996 restructuring and other special items. Such 13% increase in net income resulted primarily from increased sales and resulting gross margin, increased customer reimbursement of softgel R&D expense, lower net interest expense and a reduction in minority interests. The strengthening of the U.S. dollar had the effect of reducing net income by $0.07 per diluted share in the year ended March 31, 1997, as compared to the prior fiscal year. After the effects of the restructuring and other special items, fiscal 1996 net income was $30.7 million, or $1.25 per diluted share.

FINANCIAL OUTLOOK

The Company's business strategy is focused on strengthening its presence and capabilities in the pharmaceutical industry. Execution of this strategy will continue to require significant outlays for development and manufacturing resources, including new staff and state-of-the-art pharmaceutical development and production facilities. These costs will, to a large extent, precede the related revenues from anticipated pharmaceutical product sales and, therefore, will continue to impact the Company's operating results for fiscal year 1999 and thereafter.

In addition to the substantial incremental infrastructure costs supporting the Company's pharmaceutical strategy, a number of other factors are expected to influence sales and earnings growth in fiscal 1999. These factors include the recent strength of the U.S. dollar as compared to that experienced in prior year, the weak pharmaceutical and economic environments in certain markets as well as the precise timing of new product launches, the conclusion of certain ATP licensing agreements and the timing and extent of ATP clinical trial expenditures.

GEOGRAPHIC SEGMENT INFORMATION



     (IN THOUSANDS)                                               FOR THE YEARS ENDED MARCH 31,
                                             -------------------------------------------------------------------------
                                                                  %                            %
                                                   1998        CHANGE        1997           CHANGE        1996(1)
                                             -------------------------------------------------------------------------
     Sales:
       United States                             $210,241       20.2       $174,903         24.0         $141,100
       Europe                                     305,938       (0.6)       307,793         (3.7)         319,540
       Other International                        104,537       (1.4)       106,003         (4.6)         111,070
                                                 --------                  --------                      --------
           Net sales                             $620,716        5.4       $588,699          3.0         $571,710
                                                 --------                  --------                      --------
                                                 --------                  --------                      --------

     Operating Income:
       United States                              $47,894       30.6        $36,667          7.1          $34,239
       Europe                                      63,324        5.9         59,812         (4.6)          62,677
       Other International                         18,094      (12.8)        20,743          2.6           20,221
       Unallocated                                (21,331)     (65.3)       (12,902)        21.3         (16,387)
                                                 --------                  --------                      --------
           Operating income                      $107,981        3.5       $104,320          3.5         $100,750
                                                 --------                  --------                      --------
                                                 --------                  --------                      --------

     (1)  FISCAL 1996 OPERATING INCOME EXCLUDES RESTRUCTURING AND OTHER
          CHARGES.

UNITED STATES OPERATIONS consist of three softgel manufacturing facilities in St. Petersburg, Florida, including a main plant focused on pharmaceutical and OTC softgel products and separate softgel production facilities dedicated to the production of H&N softgel products and to recreational paintball and cosmetic products. The Company's United States operations generated a 20% sales gain in fiscal 1998 due to strong sales of prescription and OTC pharmaceutical softgel products and natural Vitamin E, combined with enhanced productivity at the St. Petersburg facilities and increased sourcing from other Company subsidiaries. United States prescription pharmaceutical sales increased 9% in fiscal 1998 due primarily to strong first-half demand for valproic acid, Abbott's HYTRIN-Registered Trademark- and other prescription softgel products. Fiscal 1998 sales of OTC pharmaceutical softgels increased 22%, primarily as a result of increased penetration into private label markets. The Company's United States operations generated a 24% sales gain in fiscal 1997, reflecting in part increased production of softgels for the Canadian market as a result of the spring 1996 closing of the Windsor, Canada softgel facility. However, the majority of the fiscal 1997 change resulted from a 42% increase in nutritional softgel sales, driven primarily by increased sales of Vitamin E softgel products resulting from favorable publicity regarding this product's health benefits. Total U.S. pharmaceutical softgel sales increased 3% in fiscal 1997, as an 11% increase in OTC pharmaceutical softgel sales resulting from fiscal 1997 OTC launches and a full year of sales for the several OTC products launched in the prior year were partially offset by reduced sales of nifedipine due to declining demand for that product.

Fiscal 1998 operating income from United States operations grew by 31%, or $11.2 million, yielding a 22.8% operating margin as compared with 21.0% in the prior fiscal year. The improvement in fiscal 1998 operating margin resulted primarily from sales leverage on fixed costs and improved H&N margins resulting from a managed shift to the production of higher margin H&N products. Fiscal 1997 operating income for the region increased 7%, or $2.4 million, yielding a 21.0% operating margin as compared with 24.3% in fiscal 1996, exclusive of fiscal 1996 restructuring and other charges. The fiscal 1997 increase resulted primarily from the strength of H&N softgel sales although operating margin was impacted by these products' lower margin.

EUROPEAN OPERATIONS consist of softgel manufacturing facilities in France, Italy and Germany, of softgel and ZYDIS-Registered Trademark- production facilities in the United Kingdom and a hardcapsule manufacturing facility in Germany. The region's softgel operations are coordinated through a European headquarters located in Baar, Switzerland. Sales in Europe decreased 1% in fiscal 1998 as reported European sales growth was adversely impacted by the strength of the U.S. dollar versus key European currencies, primarily the German deutsche mark. On a constant dollar basis, fiscal 1998 sales in Europe increased 8% as a result of increased ZYDIS-Registered Trademark- revenue, revenue from the sale of OPTIDYNE technology rights and interests, the November 1997 launch of Hoffman-La Roche's FORTOVASE-Registered Trademark-protease inhibitor softgel product, a 22% increase in sales of Novartis' NEORAL-Registered Trademark- softgels and increased export of other pharmaceutical softgel products from Germany and France. These sales gains were partially offset by weak local demand for both pharmaceutical and non-pharmaceutical softgel products throughout Europe during the fiscal year. Sales of the Company's European segment declined 4% in fiscal 1997, and were flat on a constant dollar basis, as strong United Kingdom H&N sales gains were offset by weak sales throughout continental Europe. Fiscal 1997 sales of the Company's German operations were adversely influenced by lower sales of nifedipine, by comparison against the prior year first-half launch of NEORAL-Registered Trademark- in the United States, and by weak first-half OTC pharmaceutical softgel sales. Additionally, economic weakness throughout continental Europe contributed to an 18% decrease in sales of cosmetic and H&N softgel products in the region.

European operating profit increased 6% in fiscal 1998, 16% on a constant dollar basis, while operating margin increased to 20.7% of sales versus 19.4% of sales in the prior year. The improved profitability in Europe was primarily attributable to a more profitable sales mix in Germany, sale of OPTIDYNE technology rights and interests and increased ZYDIS-Registered Trademark- profit contribution, partially offset by increased manufacturing infrastructure costs incurred in anticipation of new pharmaceutical product launches. With respect to fiscal 1997, primarily as a result of the weak fiscal 1997 sales described above, European operating income fell 5%, was flat in constant dollars, and the operating margin fell to 19.4% of sales versus 19.6% of sales in fiscal 1996.

OTHER INTERNATIONAL OPERATIONS represent softgel business units operating in Japan, Korea, Australia, Brazil and Argentina and hardcapsule facilities in Canada and Brazil. Other International operations sales declined 1% in fiscal 1998 but increased 7% in constant dollars. The constant dollar increase resulted primarily from H&N sales gains in Australia and Japan. Fiscal 1997 sales of the Company's Other International segment declined 5% versus the prior fiscal year due primarily to the transfer of Canadian softgel production to the United States and the weakness of the Japanese yen versus the U.S. dollar, partially offset by strong H&N sales in Australia and Japan. Excluding the effect of Canadian softgels, Other International sales on a constant dollar basis increased 8% in fiscal 1997 due primarily to the strengthening of H&N softgel markets in Australia and Japan and strong demand for the Company's hardshell capsules.

Operating income in the Other International group fell 13% in fiscal 1998 due to the adverse impact of foreign exchange rates and economic related weakness in Asia which also impacted business in South America in late fiscal 1998. The Other International group's fiscal 1997 operating margin increased to 19.6% of sales versus 18.2% of sales in fiscal 1996 due to improved profitability in Australia, Japan and the hardshell business as well as the spring 1996 closing of the less profitable Canadian softgel facility.

CASH FLOWS

CASH AND CASH EQUIVALENTS increased by $8.4 million in fiscal 1998 and $3.9 million in fiscal 1997 as compared to a decrease of $12.7 million in fiscal 1996.

NET CASH PROVIDED BY OPERATIONS totaled $103.7 million, $106.7 million and $75.5 million during fiscal years 1998, 1997, and 1996, respectively. The fiscal 1998 change in cash provided by operations primarily reflected increased net income, offset by higher inventory levels resulting largely from the timing of shipments and increased trade and tax receivables resulting from transactions completed in the latter half of the fiscal year.
 The $31.2 million improvement in operating cash flow in fiscal 1997 resulted primarily from increased income, a reduction in taxes receivable and modest growth in working capital requirements as working capital freed by the closing of two facilities was shifted to faster growing segments of the business.

NET CASH USED BY INVESTING ACTIVITIES was $92.6 million, $67.4 million and $59.1 million for fiscal 1998, 1997 and 1996, respectively. In all periods presented, net cash used by investing activities was comprised primarily of capital expenditures for expansion or improvement of dedicated, "best-in-class" pharmaceutical softgel facilities and for the ZYDIS-Registered Trademark-production facility in the United Kingdom as well as for general facility and equipment upgrades and renovations. Fiscal 1998 capital expenditures consisted primarily of costs related to the continued expansion of the ZYDIS-Registered Trademark- production facility in the United Kingdom and softgel production facilities in France, the United States, and Japan. Fiscal 1997 expenditures focused on the expansion and upgrade of softgel production facilities in France and Japan and the addition of ZYDIS-Registered Trademark- production capacity. Fiscal 1996 softgel expenditures included outlays resulting from the modernization initiative in France and the major upgrade and renovation of the German softgel facility.

NET CASH USED BY FINANCING ACTIVITIES was $1.1 million, $34.2 million, and $27.3 million in fiscal 1998, 1997, and 1996, respectively. The Company's financing activities primarily include net borrowings under the Company's bank credit facilities and dividends paid to minority shareholders and subsidiaries. Net borrowing under the Company's bank credit facilities totaled $23.9 million in fiscal 1998, in contrast to net repayments of $23.2 million and $13.3 million in fiscal 1997 and 1996, respectively. In fiscal 1998, the Company repurchased 436,900 of its common shares for $25.4 million and received cash totaling $13.7 million as a result of employee stock option exercises. Dividends paid to holders of minority interests in subsidiaries were $16.7 million, $8.2 million and $13.5 million in fiscal 1998, 1997, and 1996, respectively. The increase in dividends paid to holders of minority interests in fiscal 1998 was due to increased profitability at the Company's majority owned German subsidiary. The fiscal 1997 decline in dividends paid to holders of minority interests in fiscal 1997 was primarily a result of lower profitability in Germany during fiscal 1996.

LIQUIDITY AND FINANCIAL CONDITION

During the next several years, before giving effect to any implications resulting from the proposed merger transaction with Cardinal, a significant portion of the Company's cash flow will be used to fund capital expenditures, to fund research and development and acquisitions, to service indebtedness and, depending on market conditions, to repurchase up to 5% of the Company's outstanding common stock. The Company believes that future cash flow from operations, together with cash and short-term investments aggregating $36.0 million at March 31, 1998 and amounts available under existing bank credit facilities totaling $174.2 million at March 31, 1998 will be adequate to meet anticipated capital investment, working capital, stock repurchase and debt service requirements. The Company does not currently have plans to declare or pay cash dividends. At March 31, 1998 the Company's debt-to-equity ratio was 33%. The Company has as one of its long-term financial objectives maintenance of a debt-to-equity ratio within the range of 35% to 40%.

Capital expenditures are currently anticipated to approximate $90 million in each of fiscal 1999 and fiscal 2000 and to decline to a lower level per year thereafter. Such expenditures will be used to upgrade and expand the "best-in-class" pharmaceutical softgel production facilities in France, Japan, Germany and the United States to meet anticipated customer demand and to ensure compliance with increasingly stringent pharmaceutical Good Manufacturing Practices ("GMP") standards worldwide. In addition, capital spending will include the further expansion of production facilities for the ZYDIS-Registered Trademark- advanced drug delivery system. As of March 31, 1998, the Company had approximately $37.6 million of commitments for future capital expenditures.

The Company will also continue to increase its spending for research and development activities for its advanced drug delivery systems, as well as to develop new drug delivery technologies and to fund the Company's ATP initiative. The Company believes that changes currently affecting worldwide pharmaceutical markets will enhance the commercial value of products which
demonstrate therapeutic and cost benefits over existing therapies.   Expenses
associated with ATP increased $3.8 million to $11.8 million in fiscal 1998, and due to costs related to certain clinical trials are expected to again increase in fiscal 1999, after which these costs are expected to decrease. The Company anticipates that ATP group expenses will represent a significant portion of the Company's total R&D spending over the next few years. The Company further anticipates that ATP product sales and royalty revenues will exceed ATP group expenses no earlier than fiscal 2000, assuming that the development and commercialization of such ATP products is successful.

The Company periodically reviews drug delivery technologies and other businesses for potential investment, consistent with its strategic objectives. Such investments will not necessarily involve significant initial funding or funding commitments by the Company. Management intends that any acquisition which would require significant funding would be financed using a combination of available cash and short-term investments and, depending upon market conditions and the completion of the merger transaction with Cardinal, the issuance of common stock. Management further intends that the Company's financing of any such acquisition would not materially increase the Company's debt-to-equity ratio over its stated long-term objective of 35% to 40%.

In September 1997, the Company entered into a development agreement with Quadrant Healthcare PLC ("Quadrant"). Under the agreement, Scherer acquired exclusive rights to Quadrant's technology as it pertains to fast-dissolving dosage forms. This technology has a broad range of potential applications, including the possible development of controlled release versions of ZYDIS-Registered Trademark-. In addition to the development agreement, Scherer invested approximately $5.7 million in Quadrant in return for $0.8 million of Quadrant's common stock and $4.9 million in the form of a loan note which was convertible into shares of common stock upon the occurrence of certain events, or at the election of the Company. In February 1998, Quadrant initiated an admission of their capital to the "Official List" of the London Stock Exchange, akin to an initial public offering, thereby triggering the conversion of the Company's $4.9 million loan note into shares of Quadrant's common stock. At March 31, 1998, the Company's investment in Quadrant's common stock was carried at $5.8 million, which approximates fair value based on the quoted market price at fiscal year end.

At March 31, 1998, the Company's outstanding long-term indebtedness consisted of approximately $99.6 million of 6 3/4% senior notes (net of a $0.4 million discount) due in February 2004, $51.3 million of borrowings under the Company's bank credit facility, $6.4 million of industrial development revenue bonds and approximately $11.4 million of other indebtedness.

The Company's bank credit facility provides access to revolving credit borrowings, in various currencies, totaling $175.0 million and expires October 29, 2002. At March 31, 1998, the Company had $51.3 million outstanding under the bank credit facility. In September 1997, the Company extended the term of its existing credit facility by five years and amended certain provisions within the agreement. Under the amended agreement, interest is payable at LIBOR plus 0.350%, or at the bank's prime rate, and includes an annual facility fee of 0.125% of the total credit facility. Pursuant to other revolving credit arrangements, the Company may borrow up to $29.1 million. As of March 31, 1998, the Company had outstanding $0.8 million under these revolving credit arrangements.

See Notes 2 and 15 to the consolidated financial statements for information regarding the use of financial instruments and derivatives thereof, including foreign currency hedging instruments. As a matter of policy, the Company does not engage in "speculative" transactions involving derivative financial instruments.

INFLATION, NEW ACCOUNTING STANDARDS AND YEAR 2000 ISSUES

In the view of management, the effects of inflation and changing prices on the Company's net results of operations and financial condition were not significant.

During fiscal 1998, the FASB issued three accounting standards that are effective for fiscal years beginning after December 15, 1997: Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("FAS 130"), Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information" ("FAS 131") and Statement of Financial Accounting Standards No. 132, "Employers' Disclosure about Pensions and Other Postretirement Benefits" ("FAS 132"). FAS 130 requires that certain transactions, including certain foreign currency and security gains and losses, be prominently disclosed as a component of comprehensive income in the financial statements. FAS 131 establishes annual and interim reporting and disclosure standards for an enterprise's operating segments. FAS 132 adds several new disclosure requirements, such as a reconciliation of obligations and plan assets, including the amount of contributions by employers and plan participants, and the expected return on plan assets. However, FAS 132 does not change the existing method of expense recognition. The Company expects the adoption of these statements will impact the form and content of the Company's financial disclosure but will not materially impact the Company's consolidated financial position, results of operations or cash flows. The Company will adopt these statements in fiscal 1999.

The Company relies on computer technology throughout its business in carrying out its day-to-day operations. The Company is currently assessing all of its computer systems and related equipment which may rely on computer technologies to ensure that they are "Year 2000" compliant. As a result of this assessment, the Company expects to both replace some systems and to upgrade others which are not yet Year 2000 compliant. The Company expects its Year 2000 project to be completed on a timely basis. However, there can be no assurance that the systems of other companies or organizations upon which the Company may rely will also be converted on a timely basis or that such failure to convert by another company or organization would not have an adverse effect on the Company's systems. To date, the Company has spent approximately $0.1 million on the Year 2000 project. Costs related to this project will continue through calendar 1999, and are currently estimated to range from $1.0 million to $4.0 million. Future costs related to the Year 2000 project are difficult to estimate accurately and may not be entirely incremental. Actual results could differ materially from the Company's expectations due to unanticipated technological difficulties, project vendor delays and project vendor cost overruns. The Company's stated expectations regarding its Year 2000 project constitute forward-looking statements.

ITEM 8        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                  R.P. SCHERER CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF INCOME

                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                         FOR THE YEARS ENDED MARCH 31,
                                                     -------------------------------------
                                                       1998          1997           1996
                                                     --------      --------       --------
Net sales                                            $620,716      $588,699       $571,710
Cost of sales                                         409,162       391,648        375,088
Selling and administrative expenses                    78,187        72,752         72,485
Restructuring and other charges (Note 3)                 --            --           33,804
Research and development expenses, net                 25,386        19,979         23,387
                                                     --------      --------       --------
Operating income                                      107,981       104,320         66,946
                                                     --------      --------       --------

Interest expense                                        9,263        11,693         12,595
Interest earned and other                              (1,883)       (2,885)        (2,281)
                                                     --------      --------       --------
Income before income taxes and
  minority interests                                  100,601        95,512         56,632

Income taxes                                           15,972        26,275         11,655
Minority interests                                     14,883        12,269         14,274
                                                     --------      --------       --------
Net income                                            $69,746       $56,968        $30,703
                                                     --------      --------       --------
                                                     --------      --------       --------

Basic earnings per common share                         $2.89         $2.42          $1.31
                                                     --------      --------       --------
                                                     --------      --------       --------
Diluted earnings per common share                       $2.81         $2.31          $1.25
                                                     --------      --------       --------
                                                     --------      --------       --------
Average common shares outstanding - Basic              24,113        23,506         23,362
Average common shares outstanding - Diluted            24,858        24,668         24,535

                The accompanying notes are an integral part of this statement.

                       R.P. SCHERER CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF FINANCIAL POSITION


                                                                (IN THOUSANDS)
                                                                AS OF MARCH 31,
                                                                ---------------
                                                                 1998      1997
                                                                ------    -----
                             ASSETS
                             ------
CURRENT ASSETS:
  Cash and cash equivalents                                   $ 33,312   $ 24,955
  Short-term investments                                         2,662      3,262
  Receivables, less reserves of:  1998 - $3,200,000
     1997 - $3,500,000                                         163,384    127,717
  Inventories                                                   68,857     59,280
  Other current assets                                           8,229      8,620
                                                               -------    -------
                                                               276,444    223,834
                                                               -------    -------

PROPERTY:
  Property, plant and equipment, at cost                       497,970    439,069
  Accumulated depreciation and reserves                       (130,436)  (119,895)
                                                               -------    -------
                                                               367,534    319,174
                                                               -------    -------
OTHER ASSETS:
  Goodwill and intangibles, net of amortization                160,476    168,772
  Other assets                                                  17,143     16,465
                                                               -------    -------
                                                               177,619    185,237
                                                               -------    -------

                                                              $821,597   $728,245
                                                               -------    -------
                                                               -------    -------

              LIABILITIES AND SHAREHOLDERS' EQUITY
              ------------------------------------

CURRENT LIABILITIES:
  Notes payable and current portion of long-term debt         $  1,294   $  1,499
  Accounts payable                                              91,716     61,026
  Accrued liabilities                                           43,634     37,329
  Accrued income taxes                                          12,953     10,934
                                                               -------    -------
                                                               149,597    110,788
                                                               -------    -------

LONG-TERM LIABILITIES AND OTHER:
  Long-term debt                                               168,163    141,822
  Other long-term liabilities                                   51,899     50,758
  Deferred income taxes                                         27,904     36,086
  Minority interests in subsidiaries                            25,157     35,762
                                                               -------    -------
                                                               273,123    264,428
                                                               -------    -------

COMMITMENTS AND CONTINGENCIES (Note 12)

SHAREHOLDERS' EQUITY:
  Preferred stock, 500,000 shares authorized, none issued         --         --
  Common stock, $.01 par value, 50,000,000 shares authorized,
     shares issued: 1998 -23,996,469; 1997 - 23,568,255            240        236
  Additional paid-in capital                                   233,202    242,500
  Retained earnings                                            192,419    122,673
  Currency translation adjustment                              (26,984)   (12,380)
                                                               -------    -------
                                                               398,877    353,029
                                                               -------    -------

                                                              $821,597   $728,245
                                                               -------    -------
                                                               -------    -------

           The accompanying notes are an integral part of this statement.

                      R.P. SCHERER CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                       (IN THOUSANDS)
                                                                 FOR THE YEARS ENDED MARCH 31,
                                                                 -----------------------------
                                                                    1998      1997      1996
                                                                   ------    ------    ------
OPERATING ACTIVITIES:
  Net income                                                      $69,746   $56,968    $30,703
  Adjustments to reconcile net income to net cash provided
    by operating activities:
      Depreciation                                                 21,468    25,131     23,586
      Amortization of intangible assets and debt discount           5,946     6,022      6,358
      Non-cash restructuring and other charges (Note 3)              --        --       16,690
      Minority interests in net income                             14,883    12,269     14,274
      Deferred tax provision and other                              7,838     7,130    (10,942)
      Increase in receivables                                     (42,477)   (3,823)   (13,865)
      (Increase) decrease in inventories and
         other current assets                                     (13,060)   (2,306)     4,763
      Increase in accounts payable and
         accrued liabilities                                       39,382     5,347      3,948
                                                                  -------   -------    -------
Net cash provided by operating activities                         103,726   106,738     75,515
                                                                  -------   -------    -------

INVESTING ACTIVITIES:
  Purchases of plant and equipment                                (87,921)  (69,887)   (56,195)
  Other                                                            (4,678)    2,488     (2,906)
                                                                  -------   -------    -------
Net cash used by investing activities                             (92,599)  (67,399)   (59,101)
                                                                  -------   -------    -------
FINANCING ACTIVITIES:
  Proceeds from long-term borrowings                               33,268    32,363     29,585
  Other long-term debt retirements and
    payments                                                       (5,826)  (57,628)   (42,649)
  Short-term borrowings, net                                         (263)     (729)      (721)
  Stock options exercised                                          13,708        --      --
  Common stock repurchased                                        (25,353)       --      --
  Cash dividends paid to minority shareholders
    of subsidiaries                                               (16,677)   (8,214)   (13,504)
                                                                  -------   -------    -------
Net cash used by financing activities                              (1,143)  (34,208)   (27,289)
                                                                  -------   -------    -------
Effect of currency translation on cash and
   cash equivalents                                                (1,627)   (1,183)    (1,833)
                                                                  -------   -------    -------
Net increase (decrease) in cash and cash
   equivalents                                                      8,357     3,948    (12,708)

Cash and cash equivalents, beginning of year                       24,955    21,007     33,715
                                                                  -------   -------    -------
Cash and cash equivalents, end of year                            $33,312   $24,955    $21,007
                                                                  -------   -------    -------
                                                                  -------   -------    -------

            The accompanying notes are an integral part of this statement.


                           R.P. SCHERER CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY


                                                               (IN THOUSANDS)
                                                        FOR THE YEARS ENDED MARCH 31,
                                                 -------------------------------------------
                                                    1998            1997            1996
                                                 ----------     ------------   -------------
COMMON STOCK:
  Balance at beginning of year                         $236           $235           $233
  Issuance of common stock for
     stock options exercised                              8              1              2
  Common stock repurchased                               (4)           -              -
                                                   ----------    -----------   -------------
     Balance at end of year                            $240           $236           $235
                                                   ----------    -----------   -------------
                                                   ----------    -----------   -------------
ADDITIONAL PAID-IN CAPITAL:
  Balance at beginning of year                     $242,500       $239,705       $235,383
  Stock options exercised, net
     of related tax effects                          16,051          2,795          4,322
  Common stock repurchased                          (25,349)           -              -
                                                   ----------    -----------   -------------

     Balance at end of year                        $233,202       $242,500       $239,705
                                                   ----------    -----------   -------------
                                                   ----------    -----------   -------------
RETAINED EARNINGS:
  Balance at beginning of year                     $122,673        $65,705        $35,002
  Net income                                         69,746         56,968         30,703
                                                   ----------    -----------   -------------
     Balance at end of year                        $192,419       $122,673        $65,705
                                                   ----------    -----------   -------------
                                                   ----------    -----------   -------------
CURRENCY TRANSLATION ADJUSTMENT:
  Balance at beginning of year                     $(12,380)       $(5,285)        $3,028
  Adjustment for the year                           (14,604)        (7,095)        (8,313)
                                                   ----------    -----------   -------------
     Balance at end of year                        $(26,984)      $(12,380)       $(5,285)
                                                   ----------    -----------   -------------
                                                   ----------    -----------   -------------
TOTAL SHAREHOLDERS' EQUITY                         $398,877       $353,029       $300,360
                                                   ----------    -----------   -------------
                                                   ----------    -----------   -------------

                                                        FOR THE YEARS ENDED MARCH 31,
                                                   -----------------------------------------
COMMON SHARES OUTSTANDING:                            1998           1997            1996
                                                   ----------     ----------     ----------
Common shares outstanding at
   beginning of year                               23,568,255     23,460,453     23,316,674
Issued under stock option plans                       865,114        107,802        143,779
Repurchased                                          (436,900)           -              -
                                                   ----------    -----------   -------------
Common shares outstanding at end
   of year                                         23,996,469     23,568,255     23,460,453
                                                 ------------    -----------   ------------
                                                 ------------    -----------   ------------

           The accompanying notes are an integral part of this statement.


                     R.P. SCHERER CORPORATION AND SUBSIDIARIES

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  NATURE OF OPERATIONS

R.P. Scherer Corporation, a Delaware corporation (the "Company"), is a leading international developer and manufacturer of drug delivery systems. The Company's proprietary advanced drug delivery systems improve the efficacy of drugs by regulating their dosage, rate of absorption and place of release. Customers for the Company's products include global and regional manufacturers of prescription and over-the-counter pharmaceutical products, nutritional supplements, cosmetics and recreational products.

2.  SUMMARY OF ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of the Company and all of its domestic and foreign subsidiaries, some of which are less than wholly owned. All intercompany accounts and transactions have been eliminated.

REVENUE RECOGNITION - Revenues from sales of the Company's products to its customers are recognized primarily upon shipment. Non-product revenues related to option, milestone and exclusivity fees are recognized when earned and all obligations of performance have been completed.

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

RESEARCH AND DEVELOPMENT COSTS - Costs incurred in connection with the development of new products and manufacturing methods are charged to income as incurred. Customer reimbursements in the amount of $13.0 million, $8.0 million and $4.7 million were received for the fiscal years ended March 31, 1998, 1997 and 1996, respectively. Research and development expenses reflected in the consolidated statement of income are net of such reimbursements.

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

EARNINGS PER COMMON SHARE - The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("FAS 128"), in December 1997. Under FAS 128, basic earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per common share are computed by dividing net income by the sum of the weighted average number of common shares and the number of equivalent shares assumed outstanding under the Company's stock option plans during the period. Earnings per common share information has been restated for all periods presented. Basic and diluted earnings per common share were computed as follows:

                                              FOR THE YEARS ENDED MARCH 31,
                                              -----------------------------
     (in thousands, except per share data)       1998      1997      1996
                                              ---------  ---------  -------
     Net income                                 $69,746   $56,968   $30,703
                                              ---------  ---------  -------
                                              ---------  ---------  -------
     Weighted average common shares
      outstanding - basic                        24,113    23,506    23,362
     Effect of options assumed exercised            745     1,162     1,173
                                              ---------  ---------  -------
     Weighted average common shares
      outstanding - diluted                      24,858    24,668    24,535
                                              ---------  ---------  -------
                                              ---------  ---------  -------
     Basic earnings per common share              $2.89     $2.42     $1.31
                                              ---------  ---------  -------
                                              ---------  ---------  -------
     Diluted earnings per common share            $2.81     $2.31     $1.25
                                              ---------  ---------  -------
                                              ---------  ---------  -------

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

The components of inventories are as follows:

                                                 AS OF MARCH 31,
                                               ------------------
     (IN THOUSANDS)                               1998      1997
                                               --------   -------
     Raw materials and supplies                 $36,671   $32,886
     Work in process                              8,809     8,604
     Finished goods                              23,377    17,790
                                               ---------  --------
       Total inventories                        $68,857   $59,280
                                               ---------  --------
                                               ---------  --------

PROPERTY, PLANT & EQUIPMENT - Property, plant and equipment are recorded at cost and are depreciated over their related estimated useful lives primarily using the straight-line method for financial reporting and accelerated methods for tax reporting. Maintenance and repair costs are expensed as incurred. Interest cost capitalized as part of the construction cost of capital assets amounted to $3.6 million, $2.1 million and $3.1 million in fiscal years 1998, 1997 and 1996, respectively. A summary of property, plant and equipment follows:

                                                  AS OF MARCH 31,
                                              ------------------------
     (IN THOUSANDS)                             1998          1997
                                              ----------    ----------
     Land and improvements                      $17,404       $17,772
     Building and equipment                     117,065        99,011
     Machinery and equipment                    298,607       277,310
     Construction in progress                    64,894        44,976
                                              ----------    ----------
       Total property, plant and equipment     $497,970      $439,069
                                              ----------    ----------
                                              ----------    ----------


LONG-TERM ASSETS - In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of", the Company re-evaluates the carrying values of its long-term assets, including goodwill and certain identifiable intangibles, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The evaluation takes into account all estimated future cash flows expected to result from the use of the asset and its eventual disposition, with an impairment loss being recognized if the evaluation indicates that the estimated future cash flows, undiscounted and without interest charges, will be less than the carrying value. No such impairment loss was recognized in fiscal 1998 or fiscal 1997.

GOODWILL AND INTANGIBLES - Goodwill represents the excess of cost over the fair value of identifiable net assets of businesses acquired, primarily related to the acquisition of the Company in June 1989 and the acquisition of Pharmagel in July 1993. Goodwill is amortized using the straight-line method, generally over forty years. Other intangible assets include deferred financing fees, patents, licenses and trademarks. Deferred financing fees are amortized over the life of the related obligations using the effective interest method. Other intangible assets, totaling $1.8 million and $2.5 million net of accumulated amortization as of March 31, 1998 and 1997, respectively, are recorded at cost and amortized over their expected useful lives using the straight-line method. The accumulated amortization of goodwill and other intangibles is $53.9 million and $43.6 million as of March 31, 1998 and 1997, respectively.

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

USE OF ESTIMATES - The financial statements are prepared in conformity with generally accepted accounting principles and, accordingly, include amounts that are based on management's best estimates and judgments, as of the respective financial statement dates.

RECENTLY ISSUED ACCOUNTING STANDARDS - During fiscal 1998, the FASB issued three accounting standards that are effective for fiscal years beginning after December 15, 1997: Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("FAS 130"), Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information" ("FAS 131") and Statement of Financial Accounting Standards No. 132, "Employers' Disclosure about Pensions and Other Postretirement Benefits" ("FAS 132"). FAS 130 requires that certain transactions, including certain foreign currency and security gains and losses, be prominently disclosed as a component of comprehensive income in the financial statements. FAS 131 establishes annual and interim reporting and disclosure standards for an enterprise's operating segments. FAS 132 adds several new disclosure requirements, such as a reconciliation of obligations and plan assets, including the amount of contributions by employers and plan participants, and the expected return on plan assets. However, FAS 132 does not change the existing method of expense recognition. The Company expects the adoption of these statements will impact the form and content of the Company's financial disclosure but will not materially impact the Company's consolidated financial position, results of operations or cash flows. The Company will adopt these statements in fiscal 1999.

3.   RESTRUCTURING AND OTHER CHARGES

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

In the fourth quarter of fiscal 1996, the Company recorded special provisions totaling $33.8 million before income tax effects related to the Restructuring and other charges, including $1.5 million related to retirement or severance costs for employees not included in the Restructuring, $1.9 million related to a long-term asset write-off resulting from a pension plan termination and a $2.8 million write-off of an intangible asset for which recoverability was determined to be impaired. On an after-tax basis, the cost of the Restructuring and other charges was approximately $23.1 million, or $0.94 per common share. Of this amount, approximately $17.1 million represented cash charges and $16.7 million represents non-cash charges. The Restructuring was completed in fiscal 1997 with the final cost of the program approximating the Company's original estimate.

4.   INCOME TAXES

In December 1997, the Company finalized part of its long-term tax planning strategy by converting, with its joint venture partner, the legal ownership structure of the Company's 51% owned subsidiary in Germany, R.P. Scherer GmbH, and a subsidiary thereof, from a corporation to a partnership ("Conversion"). As a result of this change in tax status, the Company's tax basis in R.P. Scherer GmbH was adjusted, resulting in a one-time tax refund of approximately $4.6 million, as well as a reduction in cash taxes to be paid in current and future years. Combined, these factors reduced fiscal 1998 income tax expense by $11.7 million and increased reported diluted earnings per share by $0.47.

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



(IN THOUSANDS)                                 FOR THE YEARS ENDED MARCH 31,
                                               -----------------------------
                                                 1998       1997     1996
                                               --------  --------  ---------
Income before income taxes and minority
  interests:
     United States                              $40,342   $32,623   $21,300
     Foreign                                     60,259    62,889    35,332
                                               --------  --------  --------
                                               $100,601   $95,512   $56,632
                                               --------  --------  --------
                                               --------  --------  --------
Provision for currently payable income taxes:
     United States                               $5,349    $1,697    $4,516
     Foreign                                     14,132    17,884    17,374
                                               --------  --------  --------
                                                 19,481    19,581    21,890
                                               --------  --------  --------
Provision (credit) for deferred income taxes:
     United States                                2,903     6,319    (8,772)
     Foreign                                     (6,412)      375    (1,463)
                                               --------  --------  --------
                                                 (3,509)    6,694   (10,235)
                                               --------  --------  --------

Total income taxes                              $15,972   $26,275   $11,655
                                               --------  --------  --------
                                               --------  --------  --------

The deferred tax provision for fiscal 1998 included a net $7.0 million credit resulting from a decrease in deferred tax valuation allowances, reflecting the realization of future tax benefits which were previously fully reserved. The fiscal 1998 deferred tax provision also reflects a $0.7 million credit resulting from changes in enacted statutory tax rates in certain countries. The deferred tax provision for fiscal 1997 included a net $3.7 million credit resulting from a decrease in deferred tax valuation allowances, as well as a $0.2 million charge resulting from changes in enacted statutory tax rates in certain countries. The deferred tax provision for fiscal 1996 included a net $5.6 million credit resulting from a decrease in deferred tax valuation allowances. The components of deferred taxes as of March 31, 1998 and 1997 were as follows:


     (IN THOUSANDS)                                         1998                                  1997
                                                ------------------------------        -------------------------------
                                                DEFERRED TAX     DEFERRED TAX         DEFERRED TAX      DEFERRED TAX
                                                   ASSETS        LIABILITIES             ASSETS         LIABILITIES
                                                ------------     ------------         ------------      ------------
     Property, plant and equipment                 $6,640          $49,101               $2,690            $48,351
     Foreign and other tax credit carryforwards     8,856             -                   8,732               -
     Capital loss carryforwards                     6,266             -                   6,379               -
     Pensions and other postretirement
       benefits                                     5,611              750                6,341                803
     Stock options                                  2,001             -                   3,610               -
     Defeasance of debt                             1,195             -                   1,524               -
     Miscellaneous other                            9,686               29                6,466                 63
                                                 ---------        ---------            ---------          ---------
       Subtotal                                    40,255           49,880               35,742             49,217
     Valuation allowances                         (15,317)            -                 (16,322)              -
                                                 ---------        ---------            ---------          ---------
       Total deferred taxes                       $24,938          $49,880              $19,420            $49,217
                                                 ---------        ---------            ---------          ---------
                                                 ---------        ---------            ---------          ---------


At March 31, 1998, net current future tax benefits of $3.0 million were included in other current assets and $27.9 million of net long-term deferred income tax liabilities were reflected in the accompanying consolidated statement of financial position. The March 31, 1998 valuation allowances included approximately $6.0 million related to tax credit carryforwards recognized for financial reporting purposes. When such carryforwards are used, the reduction in the valuation allowance will increase additional paid-in capital. At March 31, 1997, net current future tax benefits of $2.8 million were included in other current assets, $3.5 million of net long-term future tax benefits were included in other assets and $36.1 million of net long-term deferred income tax liabilities were reflected in the accompanying consolidated statement of financial position.

The capital loss carryforwards noted above expire in 2001 and the foreign tax credit carryforwards noted above expire through 2002. At March 31, 1998, foreign earnings of approximately $117.8 million had been retained indefinitely by subsidiaries for reinvestment and accordingly no provision has been made for income taxes that would be payable upon the distribution of such earnings.

The difference between consolidated income taxes as computed at the United States statutory rate and as reported in the consolidated statement of income is summarized as follows:


     (IN THOUSANDS)                                     FOR THE YEARS ENDED MARCH 31,
                                                      -------------------------------
                                                         1998      1997        1996
                                                      --------    -------     -------
     United States statutory tax                       $35,210    $33,429     $19,821

     Increases (reductions) in taxes due to:
       Effect of Conversion                            (11,700)       -           -
       Difference in effective foreign tax rates        (1,670)    (1,032)     (1,883)
       Foreign tax credit carryforwards utilized        (2,851)    (3,416)     (1,452)
       Other tax credit generation (utilization)         1,595      1,200      (1,148)
       Goodwill amortization                             1,374      1,481       1,532
       Translation losses                               (1,364)      (581)        (12)
       Changes in valuation allowances
         and other items, net                           (4,622)    (4,806)     (5,203)
                                                      ---------  ---------   ---------
     Consolidated income taxes                         $15,972    $26,275     $11,655
                                                      ---------  ---------   ---------
                                                      ---------  ---------   ---------

Income tax payments, net of refunds, were $29.5 million, $3.1 million and $24.6 million for the fiscal years ended March 31, 1998, 1997 and 1996, respectively.

5.   SHORT-TERM BORROWINGS AND LINES OF CREDIT

At March 31, 1998, the Company had short-term line of credit arrangements with foreign banking institutions under which the Company and its subsidiaries may borrow up to $29.1 million, subject to limitations imposed by the bank credit facility (Note 7). There are no compensating balance requirements related to these lines of credit. The total indebtedness outstanding under such arrangements was $0.8 million and $0.7 million at March 31, 1998 and 1997, respectively. The weighted average interest rates on the short-term borrowings outstanding at March 31, 1998 and 1997 were 7.1% and 10.8%, respectively.

6.   ACCRUED AND OTHER LONG-TERM LIABILITIES

Accrued and other long-term liabilities consisted of the following as of March 31, 1998 and 1997:


     (IN THOUSANDS)                               1998       1997
                                                -------    -------
     Accrued Liabilities:
       Salaries, wages and bonuses              $16,598    $13,721
       Interest                                   1,692      1,528
       Other                                     25,344     22,080
                                                -------    -------
     Total accrued liabilities                  $43,634    $37,329
                                                -------    -------
                                                -------    -------

     Other Long-Term Liabilities:
       Pension benefits (Note 9)                 33,447    $34,194
       Other postretirement benefits (Note 9)     6,840      6,568
       Other                                     11,612      9,996
                                                -------    -------
     Total other long-term liabilities          $51,899    $50,758
                                                -------    -------
                                                -------    -------

7.   LONG-TERM DEBT

Long-term debt consisted of the following as of March 31, 1998 and 1997:


     (IN THOUSANDS)                               1998       1997
                                               --------   --------
     6 3/4% Senior Notes due 2004 (net of
     discount of $432 and $504 in fiscal
     1998 and 1997, respectively)               $99,568    $99,496
     Borrowings under bank credit agreement      51,306     28,504
     Industrial development revenue bonds         6,350      6,350
     Other                                       11,430      8,280
                                               --------   --------
       Total long-term debt                     168,654    142,630
     Less - current portion                        (491)      (808)
                                               --------   --------
       Long-term portion                       $168,163   $141,822
                                               --------   --------
                                               --------   --------

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

During the quarter ended December 31, 1997, the Company extended the term of its existing bank credit facility by five years and amended certain provisions within the agreement. The amended credit facility: expires October 29, 2002; maintains the previous aggregate borrowing limit of up to $175.0 million in various currencies; sets interest rates on outstanding borrowings at LIBOR plus 0.350%, or the bank's prime rate; and includes an annual facility fee of 0.125% of the total credit facility. Borrowings under this agreement are unsecured and rank PARI PASSU with all other unsecured and senior indebtedness of the Company. The bank credit facility requires that the Company satisfy various annual and quarterly financial tests, including maintenance on a consolidated basis of a specified minimum or maximum current level of tangible net worth and cash flow coverage, leverage and fixed charge ratios. The agreement also restricts the Company's ability to incur additional indebtedness or liens, make investments and loans, dispose of assets, or engage in certain business combinations and limits the ability of the Company to pay dividends. As of March 31, 1998, the Company does not have plans to declare or pay any cash dividends.

At March 31, 1998 the Company had variable interest rate industrial development revenue bonds aggregating $6.4 million due in 2015. The interest rate in effect at March 31, 1998, was 3.7%.

The weighted average interest rates on long-term debt outstanding at March 31, 1998 and 1997 were 6.5% and 6.9%, respectively. The annual maturities of long-term debt, excluding amounts payable under capitalized lease obligations, for the five succeeding fiscal years were: 1999 - $0.5 million; 2000 - $47.4 million; 2001 - $1.0 million; 2002 - $1.0 million; 2003 - $0.9 million and thereafter - $117.8 million. Interest paid was $12.3 million, $13.8 million and $15.1 million for the years ended March 31, 1998, 1997 and 1996, respectively.

8.   LEASES

Total rental expense under operating leases was $7.6 million, $7.9 million and $9.2 million for the fiscal years ended March 31, 1998, 1997 and 1996, respectively. The annual minimum rental commitments under long-term operating leases for the five succeeding fiscal years are: 1999 - $6.0 million; 2000 - $5.9 million; 2001 - $5.0 million; 2002 - $4.2 million; 2003 -
$4.6 million; and 2004 and thereafter - $20.1 million. Future capitalized lease commitments are not significant.

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


   (IN THOUSANDS)                                FOR THE YEARS ENDED MARCH 31,
                                                 -----------------------------
                                                   1998       1997        1996
                                                 ------     ------      ------
   Service cost of benefits earned during year   $4,906     $4,499      $3,994
   Interest cost on projected benefit
     obligation                                   5,383      5,166       4,800
   Actual return on plan assets                  (5,040)    (4,074)     (4,536)
   Net amortization and deferral                  1,069      1,028       1,889
                                                 ------     ------      ------
     Total pension expense                       $6,318     $6,619      $6,147
                                                 ------     ------      ------
                                                 ------     ------      ------

The following table shows the status of the various plans and amounts included in the Company's consolidated statement of financial position as of March 31, 1998 and 1997:


(IN THOUSANDS)                                  1998                              1997
                                     -----------------------------     ------------------------------
                                      PLANS WHOSE     PLANS WHOSE       PLANS WHOSE      PLANS WHOSE
                                     ASSETS EXCEED    ACCUMULATED      ASSETS EXCEED     ACCUMULATED
                                      ACCUMULATED      BENEFITS         ACCUMULATED       BENEFITS
                                        BENEFITS     EXCEED ASSETS       BENEFITS       EXCEED ASSETS
                                     -------------   -------------     -------------    -------------
Actuarial present value of:
  Vested benefit obligation              $1,108       $ 71,348           $23,947          $35,071
  Non-vested benefit obligation             103          4,482               125            5,250
                                         ------       --------           -------          -------
Accumulated benefit obligation            1,211         75,830            24,072           40,321

Effects of anticipated future
  compensation increases                     53          9,559               985            7,586
                                         ------       --------           -------          -------
Projected benefit obligation              1,264         85,389            25,057           47,907

Plan assets at fair value                 1,595         40,626            25,612            8,927
                                         ------       --------           -------          -------
Projected benefit obligation in excess
  of (less than) plan assets               (331)        44,763              (555)          38,980

Unamortized net loss                     (1,513)       (11,187)             (549)          (4,844)
Unrecognized prior service cost              -            (129)             (202)              58
                                         ------       --------           -------          -------

Accrued pension (asset) liability
  recorded in the consolidated
  statement of financial position       $(1,844)      $ 33,447           $(1,306)         $34,194
                                         ------       --------           -------          -------
                                         ------       --------           -------          -------

Plan assets consist primarily of marketable securities, equity securities, cash equivalents, U.S. and foreign government securities and corporate bonds.

The average of the assumptions used as of March 31, 1998, 1997 and 1996 in determining the pension expense and benefit obligation information shown above were as follows:




                                                1998         1997         1996
                                                ----         ----         ----
     Discount rate                              7.5%         7.5%         7.4%
     Rate of compensation increase              4.6          4.3          4.5
     Long-term rate of return on plan assets   10.1         10.0          9.8

In addition to the pension plans, the Company provides eligible U.S. employees the opportunity to participate in a savings plan that permits contributions on a pretax basis. Generally, all employees are eligible to participate as of the first of the month following completion of six months of employment with the Company. Contributions by employees, and the portion matched by the Company, may be applied to various investment alternatives. The Company's contributions amounted to $0.3 million, $0.2 million and $0.2 million in fiscal 1998, 1997 and 1996.

OTHER POSTRETIREMENT BENEFITS - The Company charges the expected cost of postretirement benefits to expense during the years that eligible employees render service. The following table reconciles the status of the accrued postretirement liability as of March 31 (based on January 1 measurement dates):


     (IN THOUSANDS)                                    1998         1997
                                                      ------       ------
     Accumulated postretirement benefit obligation:
       Retirees                                       $1,927       $1,816
       Active employees                                2,607        1,826
                                                      ------       ------
     Accumulated postretirement benefit
        obligation in excess of plan assets            4,534        3,642
     Unrecognized net gain                             2,506        3,126
                                                      ------       ------
     Accrued postretirement benefit liability
        (including $200 in current
        liabilities)                                  $7,040       $6,768
                                                      ------       ------
                                                      ------       ------

Net postretirement benefits cost for the years ended March 31, 1998, 1997 and 1996 included:


     (IN THOUSANDS)                             1998         1997         1996
                                                ----         ----         ----
Service cost                                    $201         $210         $136
Interest cost on accumulated postretirement
   benefit obligation                            138          204          186
                                                ----         ----         ----
Net postretirement benefit cost                 $339         $414         $322
                                                ----         ----         ----
                                                ----         ----         ----

For measurement purposes, annual rates of increase in the per capita costs of covered health care claims of 7%, 8% and 9% were assumed for 1998, 1997 and 1996, respectively. The rate was assumed to decrease by 1% in fiscal 1999 to a rate of 6% beyond 2002. The health care cost trend rate assumption has a significant effect on the amounts reported. To illustrate, increasing the assumed health care cost trend rate by one percentage point in each year would increase the accumulated postretirement benefit obligation as of the measurement date of January 1, 1998, by $0.8 million and the aggregate of the service and interest cost components of net postretirement cost for fiscal 1998 by $0.1 million. The discount rate used in determining the accumulated postretirement benefit obligation was 7.00% and 7.75% for fiscal years 1998 and 1997, respectively.

10.  STOCK COMPENSATION PLANS

The Company follows Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for its employee stock.

1992 AND 1997 STOCK OPTION PLANS - The Company's management stock option plans are designed to provide key management personnel incentive to maximize shareholder value through improved Company financial performance. The 1997 Stock Option Plan replaced the 1992 Stock Option Plan, under which no shares remained available for grant. Under the 1997 Stock Option Plan, the exercise price of such options is established by the Compensation Committee of the Board and typically are set at the higher of the fair market value at the beginning of the fiscal year increased at a 5% annual rate compounded over five years or the fair market value at the date of grant. The number of stock options a participant is granted is established by the Compensation Committee of the Board and is typically based upon a financial performance formula. Options granted under the 1992 and 1997 Stock Option Plans generally vest after three years from the date of grant and expire four years after the date of vesting.

The following summarizes stock option activity over the past three years under the 1992 and 1997 Stock Option Plans:

                                             1998                       1997                      1996
                                    ----------------------     ----------------------     -----------------------
                                                  WEIGHTED                   WEIGHTED                    WEIGHTED
                                                   AVERAGE                    AVERAGE                     AVERAGE
                                    NUMBER OF     EXERCISE     NUMBER OF     EXERCISE     NUMBER OF      EXERCISE
                                     SHARES        PRICE        SHARES        PRICE        SHARES         PRICE
                                    ---------     --------     ---------     --------     ---------     ---------
Balance at beginning of year        1,917,805      $42.69      1,648,385      $38.92      1,515,783      $35.11
Option activity for the year:
     Granted for fiscal year          587,947      $77.93        368,172      $53.85        222,239      $59.81
     Exercised                       (364,025)     $30.10        (98,752)     $27.33        (89,637)     $26.33
     Canceled                        (157,937)     $28.13            -                          -
                                    ---------                  ---------                  ---------
Balance at end of year              1,983,790      $56.55      1,917,805      $42.69      1,648,385      $38.92
                                    ---------                  ---------                  ---------
                                    ---------                  ---------                  ---------

Under APB 25, no compensation expense was recognized for fiscal 1998, 1997 or 1996 in connection with the 1992 and 1997 Stock Option Plans. As of March 31, 1998, 302,535 options for common shares were available under the 1997 Stock Option Plan.

DIRECTOR STOCK OPTIONS - In fiscal 1998, no options were granted to outside directors. In fiscal 1997, 12,000 options, exercisable at $50.25 per share, were granted to an outside director of the Company. In fiscal 1995, 48,000 options, exercisable at $45.38 per share, were granted to four outside directors of the Company. In fiscal 1992, 36,000 options, exercisable at $18.00 per share, were granted to three outside directors of the Company. Director options vest three years from the date of grant and expire seven years after the date of vesting. During fiscal 1996 and 1995, respectively, 4,000 and 12,000 fiscal 1992 granted options were exercised.

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


                                      1998           1997           1996
                                    ---------      ---------      ---------
Balance at beginning of year        1,036,256      1,034,841      1,084,983
  Granted during year                   5,116         10,465            -
  Exercised                          (501,049)        (9,050)       (50,142)
  Canceled                             (7,525)           -              -
                                    ---------      ---------      ---------
Balance at end of year                532,798      1,036,256      1,034,841
                                    ---------      ---------      ---------
                                    ---------      ---------      ---------

In accordance with APB 25, the Company recognized compensation expense related to these grants of $0.1 million in each of fiscal 1998 and 1997.

Subject to certain exceptions, pursuant to the terms of the Company's stock option plans, unvested stock options automatically vest upon change in control. Options exercisable under the Company's stock option plans at each of March 31, 1998 and March 31, 1997, totaled 989,893 and 1,534,742, respectively. A summary of stock options outstanding at March 31, 1998, follows:


        Options Outstanding at March 31, 1998               Options Exercisable at March 31, 1998
---------------------------------------------------------   -------------------------------------
                                                 Weighted
                              Weighted Average    Average
   Range of                    Remaining Life    Exercise                   Weighted Average
Exercise Prices     Options        (Yrs.)          Price         Options     Exercise Price
----------------   ---------  ----------------   ---------       -------    ----------------
$5.49 to $18.00      552,798        3.0            $5.94         542,034         $5.95
$22.05 to $33.52      92,084        1.2           $22.05          92,084        $22.05
$33.53 to $59.82   1,453,759        5.1           $48.32         355,775        $35.28
$59.83 to $81.56     497,947        7.2           $81.56            -              -
                   ---------                                     -------
                   2,596,588        4.7           $44.49         989,893        $17.99
                   ---------                                     -------
                   ---------                                     -------

PRO FORMA STOCK OPTION DATA - The Company measures stock compensation expense in accordance with APB 25 and related interpretations. Had compensation cost been determined using the fair market value-based accounting method for options granted in fiscal 1998, 1997 and 1996, pro forma net income for fiscal 1998, 1997 and 1996 would have been $64.3 million, $55.3 million and $29.9 million, respectively, and pro forma net income per diluted share for fiscal 1998, 1997 and 1996 would have been $2.59, $2.24 and $1.22, respectively. The fair value of these options was estimated using the Black-Scholes option pricing model with the following weighted average assumptions for fiscal 1998, 1997 and 1996, respectively: risk free interest rates of 5.5%, 6.5% and 6.3%; dividend yield of 0%; volatility factors of the expected market price of the Company's common stock of 0.29, 0.27 and 0.28; and a weighted average expected life of the options of five years. The weighted average fair value of stock options granted, as calculated using the Black-Scholes option valuation model was $28.44 per diluted share, $12.68 per diluted share and $13.79 per diluted share in fiscal 1998, 1997 and 1996, respectively.

For the pro forma disclosures, the options' estimated fair value was amortized over their expected life. These pro forma disclosures are not indicative of anticipated future disclosures because FAS 123 does not apply to grants made prior to 1995. The pro forma disclosures include only the first year of vesting for fiscal 1998 awards, the second year of vesting for fiscal 1997 awards and the third year of vesting for fiscal 1996 awards. Additionally, the fair value of these options was estimated as of the date of grant using an option pricing model which was designed to estimate the fair value of options which, unlike employee stock options, can be traded at any time and are fully transferable. The model requires the input of several highly subjective assumptions including the expected future volatility of the stock price.

11.  RELATED PARTY TRANSACTIONS

Certain foreign subsidiaries purchase gelatin materials and the Company's German subsidiary leases plant facilities, purchases other services and receives loans from time-to-time from a German company which is also the minority partner of the Company's German and certain other European subsidiaries.

Gelatin purchases, at prices comparable to estimated market prices, amounted to $25.0 million, $24.6 million and $23.9 million for the years ended March 31, 1998, 1997 and 1996, respectively. Rental payments amounted to $4.8 million, $5.4 million and $5.8 million and purchased services amounted to $5.2 million, $5.5 million and $5.9 million for each of the respective fiscal years.

12.  COMMITMENTS AND CONTINGENCIES

The Company was informed in August 1992 that soil at a manufacturing facility in North Carolina owned and operated by the Company from 1975 to 1985 contained levels of tetrachlorethene and other substances which exceeded environmental standards. The Company and the current owner of the facility voluntarily conducted a remedial investigation and remedial and removal actions. The Company will continue to perform additional studies and monitor the area, including testing and removal of groundwater, which may indicate the necessity for additional remedial and removal actions in the future. On the basis of the results of investigations performed to date, the Company does not believe that potential future costs associated with either the investigation or any potential remedial or removal action will ultimately have a materially adverse impact on the Company's business or financial condition.

The Company is a party to various other legal proceedings arising in the ordinary course of business, none of which is expected to have a material adverse effect on the Company's financial position, results of operations, liquidity or capital resources.

As of March 31, 1998, the Company has capital expenditure commitments related primarily to plant expansions amounting to approximately $37.6 million.

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


    (IN THOUSANDS)                       FOR THE YEARS ENDED MARCH 31,
                                     --------------------------------------
                                       1998           1997           1996
                                     --------       --------       --------
Sales:
  United States                      $210,241       $174,903       $141,100
  Europe                              305,938        307,793        319,540
  Other International                 104,537        106,003        111,070
                                     --------       --------       --------
Net sales (1)                        $620,716       $588,699       $571,710
                                     --------       --------       --------
                                     --------       --------       --------

Operating Income:
  United States                       $47,894        $36,667        $33,453
  Europe                               63,324         59,812         39,330
  Other International                  18,094         20,743         12,960
  Unallocated (2)                     (21,331)       (12,902)       (18,797)
                                     --------       --------       --------
Total operating income               $107,981       $104,320        $66,946
                                     --------       --------       --------
                                     --------       --------       --------

Identifiable assets:
  United States                      $140,476       $104,750       $100,298
  Europe                              489,919        389,447        375,873
  Other International                 143,464        133,488        134,102
  Unallocated (3)                      47,738        100,560         97,108
                                     --------       --------       --------
Total assets                         $821,597       $728,245       $707,381
                                     --------       --------       --------
                                     --------       --------       --------

(1) NO SINGLE CUSTOMER OR PRODUCT REPRESENTS 10% OR MORE OF SALES AND INTERSEGMENT SALES ARE NOT SIGNIFICANT.
(2)  UNALLOCATED OPERATING INCOME INCLUDES $11.8 MILLION, $8.0 MILLION
     AND $8.8 MILLION OF RESEARCH AND DEVELOPMENT EXPENSES ASSOCIATED WITH THE COMPANY'S ADVANCED THERAPEUTIC PRODUCTS GROUP IN FISCAL YEARS 1998, 1997 AND 1996, RESPECTIVELY.
(3) UNALLOCATED IDENTIFIABLE ASSETS ARE PRINCIPALLY CASH, CASH EQUIVALENTS, SHORT-TERM INVESTMENTS AND OTHER ASSETS.

The net assets of foreign subsidiaries were $220.4 million, $217.0 million and $216.3 million at March 31, 1998, 1997 and 1996, respectively. The Company's share of foreign net income was $56.2 million, $36.5 million and $18.3 million for the years ended March 31, 1998, 1997 and 1996, respectively, after deducting minority interests, income taxes on unremitted earnings and various charges billed by the parent company.

14.  QUARTERLY FINANCIAL DATA (UNAUDITED)


(IN THOUSANDS, EXCEPT      FIRST QUARTER          SECOND QUARTER          THIRD QUARTER          FOURTH QUARTER
                       --------------------    --------------------    --------------------     --------------------
PER SHARE DATA)          1998        1997        1998        1997        1998        1997         1998        1997
                         ----        ----        ----        ----        ----        ----         ----        ----
Net sales              $149,091    $145,297    $144,506    $143,454    $155,768    $149,874     $171,351    $150,074
Gross profit             49,206      48,809      48,137      44,253      50,062      50,923       64,149      53,066
Net income               14,216      13,593      13,942      11,466      24,633      15,084       16,955      16,825
Basic earnings per
  common share            $0.59       $0.58       $0.57       $0.49       $1.02       $0.64        $0.70       $0.71
Diluted earnings per
  common share             0.58        0.56        0.56        0.47        0.98        0.61         0.69        0.68


15.  FINANCIAL INSTRUMENTS

Summarized below are the carrying and estimated fair values for certain of the Company's financial instruments as of March 31, 1998 and 1997. The carrying values of all other financial instruments in the consolidated statement of financial position approximated fair values. The fair value of short-term investments approximated their carrying value, given the relatively short period to maturity of such instruments. The fair value of the Senior Notes was estimated based upon the quoted market price for such securities, which are publicly traded on the New York Stock Exchange. Fair values of other long-term debt, determined based on quoted interest rates for similar types of borrowings, approximate carrying value. The fair value of the forward foreign exchange contracts reflected the estimated amount that the Company would receive or (pay) to terminate the contracts at the reporting date, thereby taking into account unrealized gains or losses on open contracts.


                                                  AS OF MARCH 31,
                                   -------------------------------------------------
(IN THOUSANDS)                             1998                        1997
                                   -----------------------    -----------------------
                                    Carrying    Estimated     Carrying    Estimated
                                     Value      Fair Value     Value      Fair Value
                                    --------    ----------    --------    ----------
Short-term investments               $2,662       $2,729       $3,262       $3,333
Long-term debt (including current
  and long-term portions and
  notes payable)                    169,457      169,155      143,321      137,481
Derivative financial instruments:
 Forward foreign currency
   exchange contracts                  -            (361)         -            597

Certain investments in marketable debt and equity securities are required to be recorded at fair value if held for trading purposes or otherwise available-for-sale, or at cost if held-to-maturity. In September 1997, the Company entered into a development agreement with Quadrant Healthcare PLC ("Quadrant"). Under the agreement, Scherer acquired exclusive rights to Quadrant's technology as it pertains to fast-dissolving dosage forms. This technology has a broad range of potential applications, including the possible development of controlled release versions of ZYDIS-Registered Trademark-. In addition to the development agreement, Scherer invested approximately $5.7 million in Quadrant in return for $0.8 million of Quadrant's common stock and $4.9 million in the form of a loan note which was convertible into shares of common stock upon the occurrence of certain events, or at the election of the Company. In February 1998, Quadrant initiated an admission of their capital to the "Official List" of the London Stock Exchange, akin to an initial public offering, thereby triggering the conversion of the Company's $4.9 million loan note into shares of Quadrant's common stock. At March 31, 1998, the Company's investment in Quadrant's common stock was carried at $5.8 million, which approximates fair value based on the quoted market price at fiscal year end. All other investments were classified as held-to-maturity and were therefore carried at cost.

The Company periodically enters into forward foreign currency exchange contracts to hedge certain exposures related to identifiable foreign currency transactions that are relatively certain as to both timing and amount and does not engage in speculation. Gains and losses on the forward contracts are recognized concurrently with the gains or losses from the underlying transactions. At March 31, 1998 and 1997, the Company was party to forward foreign currency exchange contracts of $35.6 million and $65.4 million (notional amounts), respectively, denominated in various European currencies.
 The contracts outstanding at March 31, 1998 mature in April 1998 and are intended to hedge various foreign currency commitments . The Company is exposed to credit loss in the event of nonperformance by the counterparties to these contracts, but does not anticipate any such nonperformance given the financial soundness of such counterparties.

16.  SUBSEQUENT EVENT

On May 17, 1998, the Company signed a definitive merger agreement with Cardinal Health, Inc., an Ohio corporation ("Cardinal"), a distributor of pharmaceuticals and provider of pharmaceutical-related services, headquartered in Dublin, Ohio. The merger agreement, which has been approved by the Boards of Directors of the Company and of Cardinal, provides for the Company to become a wholly owned subsidiary of Cardinal. Under the terms of the proposed merger, stockholders of the Company would receive 0.95 of a Cardinal Common Share in exchange for each outstanding share of the Company's Common Stock. Cardinal would issue approximately 23 million Common Shares in the transaction and would assume the Company's long-term debt, which was approximately $168.7 million at March 31, 1998.

The merger has been structured as a tax-free transaction and would be accounted for as a pooling of interests for financial reporting purposes.
The merger is currently expected to be completed during the second quarter of fiscal 1999, subject to the satisfaction of certain conditions, including approvals by the Company's stockholders and Cardinal's shareholders (to the extent required by applicable law and the rules of the New York Stock Exchange), and the receipt of certain regulatory approvals.

                      REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To R.P. Scherer Corporation:

We have audited the accompanying consolidated statement of financial position of R.P. SCHERER CORPORATION (a Delaware corporation) and subsidiaries as of March 31, 1998 and 1997 and the related consolidated statements of income, cash flows and shareholders' equity for each of the three years in the period ended March 31, 1998. These financial statements and the schedule referred to below are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements and this schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of R.P. Scherer Corporation and subsidiaries as of March 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1998, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule of valuation allowances included herein is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.



                                            /s/ Arthur Andersen LLP
                                            ------------------------------
                                                ARTHUR ANDERSEN LLP




Detroit, Michigan,
April 27, 1998 (except with respect to the matter discussed in Note 16, as to which the date is May 17, 1998).

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


ITEM 10   DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

ITEM 11   EXECUTIVE COMPENSATION

ITEM 12   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT

ITEM 13   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS



The information required by Items 10 through 13 will be included in the R.P. Scherer Corporation Proxy Statement for 1998, or in a Form 10-K/A amendment, which will be filed not later than 120 days after the close of the Company's fiscal year ended March 31, 1998, and is hereby incorporated by reference to such proxy statement. Information with respect to Item 10 above is included on pages 9 and 10 of this Annual Report on Form 10-K.

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

        4.8 Amended and Restated $175,000,000 Credit Agreement, dated as of March 30, 1994, among Scherer International, certain of its subsidiaries, Comerica Bank, NBD Bank, N.A., Societe Generale, The Bank of Nova Scotia and ABN AMRO Bank N.V.. Incorporated by reference to Exhibit 10.1 filed with R.P. Scherer International Corporation's Annual Report on Form 10-K for the year ended March 31, 1994.

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

       10.8        The Company's 1997 Stock Option Plan, July 1997.
                   Incorporated by reference to Exhibit A filed with the Company's Proxy Statement dated July 16, 1997.

       10.9 Employment Agreement dated January 15, 1998 between the Company and George L. Fotiades. Filed herewith.

       11.0 Agreement and Plan of Merger, dated as of May 17, 1998 among Cardinal Health, Inc., GEL Acquisition Corp. and R.P. Scherer Corporation. Filed herewith.

  EXHIBIT NUMBER                            DESCRIPTION
  --------------                            -----------
        21         Subsidiaries of the registrant.  Filed herewith.

        23         Consent of Arthur Andersen LLP.  Filed herewith.

        27         Financial Data Schedule.  Filed herewith.

                                       SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, R.P. Scherer Corporation has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 9, 1998.

                                            R.P. SCHERER CORPORATION


                               By:          /s/ Aleksandar Erdeljan
                                   -------------------------------------------
                                             Aleksandar Erdeljan
                                     Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, as amended, this Report has been signed below by the following persons on behalf of R.P. Scherer Corporation in the capacities indicated on June 9, 1998:

         SIGNATURES                               TITLE

  /s/  Aleksandar Erdeljan                 Chairman and Chief
-----------------------------              Executive Officer
    Aleksandar Erdeljan

   /s/ George L. Fotiades          President and Chief Operating Officer
-----------------------------
     George L. Fotiades

   /s/ Nicole S. Williams            Executive Vice President, Finance,
-----------------------------      Chief Financial Officer, and Secretary
     Nicole S. Williams

    /s/ Ronald E. Pauli                   Corporate Controller
-----------------------------        (Principal Accounting Officer)
      Ronald E. Pauli

     /s/ John E. Avery                          Director
-----------------------------
       John E. Avery

    /s/ Frederick Frank                         Director
-----------------------------
      Frederick Frank

    /s/ Lori G. Koffman                         Director
-----------------------------
      Lori G. Koffman

     /s/ Louis Lasagna                          Director
-----------------------------
       Louis Lasagna

     /s/ Robert H. Rock                         Director
-----------------------------
       Robert H. Rock

     /s/ James A. Stern                         Director
-----------------------------
       James A. Stern

                                                Director
-----------------------------
       Kenneth L. Way

                                 R.P. SCHERER CORPORATION AND SUBSIDIARIES
                                    SCHEDULE II - VALUATION ALLOWANCES


 (IN THOUSANDS)                        Balance at     Charged to        Other                      Balance at
                                       Beginning      Costs and      Changes Add                     End of
Description                            of Period       Expenses      (Deduct) (a)    Deductions      Period
-----------                            ---------      ----------     ------------    ----------    ----------
FOR THE YEAR ENDED MARCH 31, 1998:
Valuation accounts deducted from
related assets -
  Reserve for doubtful accounts         $ 3,532        $ 1,019          $(245)        $(1,106)       $3,200
  Reserve for unmerchantable
   inventories                            2,326          1,434           (114)           (806)        2,840

FOR THE YEAR ENDED MARCH 31, 1997:
Valuation accounts deducted from
related assets -
  Reserve for doubtful accounts         $ 4,824        $   511          $(170)        $(1,633)       $3,532
  Reserve for unmerchantable
   inventories                            2,469          1,749            (87)         (1,805)        2,326

FOR THE YEAR ENDED MARCH 31, 1996:
Valuation accounts deducted from
related assets -
  Reserve for doubtful accounts         $ 3,934        $1,521           $(570)           $(61)       $4,824
  Reserve for unmerchantable
   inventories                            1,748         1,971              34          (1,284)        2,469


(a)  Includes changes due to fluctuations in foreign currency exchange rates.

                                 INDEX TO EXHIBITS


EXHIBIT DESCRIPTION
-------------------
Exhibit 10.9 -  Employment Agreement

Exhibit 11   -  Merger Agreement

Exhibit 21   - Subsidiaries

Exhibit 23   - Consent of Arthur Andersen LLP

Exhibit 27   - Financial Data Schedule