Form 10-K405/A
period 1998-03-31
SCHERER R P CORP /DE/
filed 1998-07-29
CIK 855106

       As filed with the Securities and Exchange Commission on July 29, 1998
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549


                                    FORM 10-K/A
                                 (AMENDMENT NO. 1)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                       OF 1934
                       FOR THE FISCAL YEAR ENDED MARCH 31, 1998

                                          OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                     ACT OF 1934

                           COMMISSION FILE NUMBER 33-30999

                          ---------------------------------

                              R.P. SCHERER CORPORATION
               (Exact name of Registrant as specified in its charter)

               DELAWARE                                     13-3523163
      (State of Incorporation)                           (I.R.S. Employer
     2301 WEST BIG BEAVER ROAD,                       Identification Number)
           TROY, MICHIGAN            48084            (Address of principal
                                   (Zip code)           executive offices)

        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (248) 649-0900

                          ---------------------------------

            Securities registered pursuant to Section 12(b) of the Act:

          Title of Each Class          Name of Each Exchange on Which Registered
         ---------------------         -----------------------------------------
     COMMON STOCK, $.01 PAR VALUE
                                                NEW YORK STOCK EXCHANGE
     6 3/4% SENIOR NOTES DUE 2004               NEW YORK STOCK EXCHANGE

     Securities registered pursuant to Section 12(g) of the Act: None _________ Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  YES /X/   NO / /

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

Number of shares outstanding of each class of the Registrant's common stock as of June 5, 1998: 23,994,076 shares of common stock, par value $.01.

                            ---------------------------

                        DOCUMENTS INCORPORATED BY REFERENCE:

   None.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                      PART III


ITEM 10   DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

EXECUTIVE OFFICERS AND DIRECTORS

The name, age and employment history, including all positions held concurrently or successively in the past five years, of each of the R.P.
Scherer Corporation's (the "Company") executive officers and directors are included in Item I of the Company's Annual Report on Form 10-K filed on June 11, 1998.

The Board of Directors met four times during the Company's fiscal year ended March 31, 1998. No member of the Board attended fewer than 75% of the aggregate number of meetings of the Board and the committees on which he or she served during the period. The Board of Directors has three standing committees: an Audit Committee, an Executive Committee and a Compensation Committee.

The Audit Committee currently consists of Directors John E. Avery (Chairman), Louis Lasagna, James A. Stern and Robert H. Rock. The principal functions of the Audit Committee are to (i) review the scope and services of the Company's independent auditors, (ii) review the Company's internal control policies and procedures, (iii) make recommendations to the full Board concerning the selection of auditors and the scope of their audit services, (iv) annually review the Company's audited financial statements and the qualifications and fees of the independent auditors of the Company, and (v) perform such other functions from time to time as requested by the Board of Directors. The Audit Committee met three times during the 1998 fiscal year.

The Executive Committee currently consists of Directors Aleksandar Erdeljan, James A. Stern (Chairman) and Ken Way. The Committee exercises all of the powers of the Board of Directors, except as limited by Delaware Law or by the Company's By-Laws, in the management of the business and the affairs of the Company during intervals between meetings of the Board of Directors. The Executive Committee met once during the 1998 fiscal year.

The Compensation Committee currently consists of Directors Frederick Frank, Robert H. Rock (Chairman) and James A. Stern. The Compensation Committee, subject to final approval of the full Board, reviews and approves salaries and other benefits of officers and employees and administers the Incentive Compensation Plan, the 1992 Stock Option Plan and the Company's other compensation plans for officers and key employees. The Compensation Committee met four times during the 1998 fiscal year.

COMPENSATION OF OUTSIDE DIRECTORS

Directors of the Company who are not officers of the Company or any of its subsidiaries ("Outside Directors") are currently paid an annual retainer of $18,000 and $1,000 for each Board meeting attended and an additional annual retainer of $3,000 for serving as Chairman of any committee of the Board of Directors.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's directors, officers and persons who own more than 10% of a registered class of the

Company's equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission and the New York Stock Exchange. Directors, officers and greater than 10% beneficial owners are required by applicable regulations to furnish the Company with copies of all
Section 16(a) forms they file. Based solely upon a review of the copies of the forms furnished to the Company, the Company believes that during the 1998 fiscal year all filing requirements applicable to its directors and officers under Section 16(c) were satisfied on a timely basis.

ITEM 11   EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE FOR FISCAL YEAR 1998

The following table sets forth information concerning all cash compensation paid by the Company for services rendered in all capacities during the three most recent fiscal years ended March 31, to each of its five most highly compensated corporate executive officers (the "named executive officers").

                                                                              Long-Term
                                                                             Compensation
                                              Annual Compensation (2)         Awards (3)
                                            --------------------------      -------------

                                                                             Securities
Name and                        Fiscal                                       Underlying
Principal Position               Year        Salary          Bonus           Options (#)
-------------------            ------      ----------      ---------        -------------
Aleksandar Erdeljan              1998       $586,523        $457,600            62,522
Chairman and Chief               1997 (1)    688,367         253,000 (2)        57,392
 Executive Officer               1996        706,270            -               39,868

George L. Fotiades               1998        328,333         248,641 (4)       104,266
President and Chief Operating    1997        237,500         111,625 (4)        20,652
 Officer                         1996           -               -    (4)         8,472

Nicole S. Williams               1998        237,841         191,500            26,325
Executive Vice President,        1997        228,764         105,877            24,018
 Finance, Chief Financial        1996        220,389          48,783            16,200
 Officer, and Secretary

Thomas J. Stuart                 1998        192,388         154,895            20,840
Senior Vice President,           1997        185,977          85,639            19,426
 Corporate Planning and          1996        132,053          31,141            10,342
 Development

Dennis R. McGregor               1998        123,627         101,504            14,259
Treasurer and Director of        1997        119,347          56,120            12,730
 Tax Operations                  1996        105,436          23,338             7,750


--------------------------------------------------------------------------------
(1) Mr. Erdeljan's participation in the Company's bonus program began in fiscal 1997. The salary paid Mr. Erdeljan in fiscal 1997 reflects the previous compensation structure in which total cash compensation, consisting of only salary, reflected in part the performance of the Company during the prior fiscal year.

(2) In fiscal 1996, with Mr. Cashman's decision to step down from his position of Chairman and co-CEO and the appointment by the Board of Directors of Mr. Erdeljan to the positions of Chairman, President and CEO, it was decided by the Compensation Committee that a new compensation structure should be put in place for Mr. Erdeljan. Effective for Fiscal 1997, the new compensation structure reflected the additional responsibilities and more traditional structure than had existed previously. The Committee conducted a survey of executive base salaries paid for similar positions in companies of similar size as Scherer, as well as an analysis of the Peer Group to determine an appropriate base salary level that would place Mr. Erdeljan in the median to 75th percentile of base salaries for similar positions of such companies. This resulted in the establishment of a base salary for Fiscal 1997 of $550,000. Mr. Erdeljan also became a participant in the EVA Incentive Compensation Plan, which determined his cash bonus and stock option grant for Fiscal 1997.

(3) The Company does not have restricted stock award plans, long term incentive plans ("LTIPs") or stock appreciation rights ("SARs"). Other annual compensation is below the level where disclosure would be required by Exchange Act rules.

(4) Mr. Fotiades began employment with the Company in June, 1996 and was appointed a Director of the Company and President and Chief Operating Officer of the Company in January 1998.

OPTION GRANTS FOR FISCAL YEAR 1998

The following table provides information on option grants for the Company's common stock in fiscal year 1998 to the named executive officers.


                                                                                           POTENTIAL REALIZABLE VALUE
                                                                                             AT ASSUMED ANNUAL RATE
                                                                                          OF STOCK PRICE APPRECIATION
                                              INDIVIDUAL GRANTS                                 FOR OPTION TERM
                         -------------------------------------------------------------   ------------------------------

                           SECURITIES     % OF TOTAL      EXERCISE OR
                           UNDERLYING       OPTION           BASE
                            OPTIONS        GRANTS FOR        PRICE        EXPIRATION
       NAME                GRANTED (#)     THE YEAR        ($/SHARE)         DATE            5% ($)         10% ($)
----------------------   -------------    -----------     ------------  ---------------   ------------   --------------
                                                              (1)                             (2)             (2)
Aleksandar Erdeljan:       62,522           10.54%           $81.84       June 1, 2005     $2,083,052     $4,854,396

George L. Fotiades:        70,000           11.80%           $57.75      Jan. 15, 2005      1,645,704      3,835,189
                           34,266            5.78%           $81.84       June 1, 2005      1,141,644      2,660,515

Nicole S. Williams:        26,325            4.44%           $81.84       June 1, 2005        877,073      2,043,952

Thomas J. Stuart:          20,841            3.51%           $81.84       June 1, 2005        694,362      1,618,158

Dennis R. McGregor:        14,259            2.40%           $81.84       June 1, 2005        475,069      1,107,112



--------------------------------------------------------------------------------
(1) In accordance with the 1997 Stock Option Plan, the exercise price of these options is no less than the fair market value of the underlying shares on the date of grant of the options, but, if greater, will be the average of the fair market value of the stock on each of the trading days from the period of March 1st of the fiscal year preceding the applicable fiscal year until April 30th of the applicable fiscal year times a factor of 1.27628 which represents five compounded 5% increases in the average fair market.


(2) Exercise or Base Price Based closely approximates market value per share at date of grant.

OPTION EXERCISES IN FISCAL YEAR 1998 AND
FISCAL YEAR END OPTION VALUE

The following table provides information on option exercises in fiscal year 1998 by the named executive officers and the value of such officers' options at March 31, 1998.



                                                                NUMBER OF SECURITIES           VALUE OF UNEXERCISED
                                                                UNDERLYING UNEXERCISED        IN-THE-MONEY OPTIONS AT
                                                              OPTIONS AT FISCAL YEAR END         FISCAL YEAR END (2)
                                                              --------------------------    ------------------------------
                                                                                NOT                              NOT
                          SHARES ACQUIRED        VALUE        EXERCISABLE   EXERCISABLE      EXERCISABLE     EXERCISABLE
         NAME             ON EXERCISE (#)     REALIZED ($)        (#)           (#)              ($)             ($)
---------------------    -----------------    ------------    -----------   ------------    -------------   --------------
                                                                  (1)
Aleksandar Erdeljan             N/A               N/A           803,831        159,782       $40,994,828       $1,089,986

George L. Fotiades              N/A               N/A             2,824        130,566           175,116        1,314,632

Nicole S. Williams              N/A               N/A            80,324         66,543         2,268,365          452,424

Thomas J. Stuart                N/A               N/A            56,222         50,609         1,774,475          344,695

Dennis R. McGregor             6,896            $198,794         17,492         34,739           353,688          233,362


--------------------------------------------------------------------------------
(1) A substantial majority of the options now exercisable by Mr. Erdeljan were granted in connection with his interest in the leveraged buy-out of the Company in June, 1989.

(2)  Based upon market value of $67.50 per share at March 31, 1998.


EXECUTIVE COMPENSATION PURSUANT TO PLANS

The Company maintains certain compensation plans, programs and arrangements for the Company's executive officers and key employees. Set forth below is a brief description of each such plan, program or arrangement under which compensation or other benefits were paid to named executive officers during fiscal 1998 or are proposed to be paid in the future. In addition, set forth below is a brief description of termination of employment and change of control arrangements.


EMPLOYMENT AGREEMENTS

The Company entered into employment agreements with Mr. Erdeljan and Nicole S. Williams in June 1994 and with Mr. Fotiades in January 1998 (collectively, the "Agreements"). The Agreements provide for an initial term of employment of one year, automatically renewable thereafter for successive one year periods, unless terminated by either party to the agreement. Pursuant to the Agreements, the annual salaries for Mr. Erdeljan, Ms. Williams and Mr. Fotiades (collectively, the "Employees") as of June 1, 1998 were $596,024, $249,429 and $407,000, respectively, with further adjustments available at the discretion of the Compensation Committee of the Company's Board of Directors. Pursuant to these Agreements, if an Employee's employment is terminated by Scherer without Cause (as defined below) or by the Employee for Good Reason(as defined below) or the Company expresses its intention to terminate the Agreement at the end of the term of such agreement, the Employee is to receive (i) a monthly amount for 24 months equal to one-twelfth of the Employee's annual average salary for the prior 12 months (the "Termination Benefit"), (ii) welfare plan benefits for 24 months in accordance with the terms of such plans and (iii) use of a company car for 12 months. In the event of an Employee's physical or mental disability (as defined in the Agreements) the Company may terminate employment and shall, subject to certain reductions, provide such Employee with the Termination Benefit.

For purposes of the Agreements, "Cause" means: (i) any act or acts of the Employee constituting a felony or its equivalent; (ii) any material breach by the Employee of any employment agreement with the Company or its policies or the willful and persistent failure or refusal of the Employee to perform his or her duties of employment or comply with any lawful directives of the Company's Board of Directors; (iii) a course of conduct amounting to gross negligence, willful misconduct or dishonesty; or (iv) any misappropriation of material property or a corporate or business opportunity of the Company. For purposes of the Agreements, "Good Reason" means: (i) any material reductions of such Employee's duties, responsibilities or titles; (ii) subject to certain exceptions, any involuntary removal of such Employee from any prior position; (iii) voluntary termination by such Employee within six months after a Change in Control (as defined in the Agreements and which term encompasses the Merger as defined below); or (iv) such other reasons as may be approved by the Company, in its sole discretion, from time to time. The Agreements contain confidentiality clauses as well as a non-competition clause which provides that the Employee is not to compete with Scherer for a period of two years after termination of employment.

The Employees are entitled to participate in stock option plans which have been adopted by the Company (as described below) and in retirement and welfare benefit plans that are in effect or which may be adopted by the Company. In addition, the Employees are eligible to participate in the Incentive Compensation Plan as described elsewhere herein.

In connection with the Agreement and Plan of Merger, dated as of May 17, 1998 (the "Merger Agreement"), by and among the Company, Cardinal Health, Inc. ("Cardinal") and a wholly owned subsidiary of Cardinal, pursuant to which, subject to the conditions and on the terms set forth in the Merger Agreement, the subsidiary of Cardinal is to be merged with and into the Company, with the Company surviving and becoming a wholly owned subsidiary of Cardinal (the "Merger"), Mr. Erdeljan, the Company and Cardinal entered into an amendment (the "May 17 Amendment") to Mr. Erdeljan's Agreement. Pursuant to such amendment, (i) if Mr. Erdeljan terminates his employment (x) prior to the 90th day following the effective date of the Merger between the Company and Cardinal (the "Merger") (the "90th Day"), such termination shall not be deemed to be for Good Reason and he shall not be entitled to any further payments or welfare plan benefits, (y) after the 90th Day, he shall receive
(1) after payment of the Termination Benefit described above, termination payments for an additional 12 month period, (2) for each of the three years following termination, an amount equal to his annual bonus received immediately before such termination and (3) welfare plan benefits for a total of 60 months and (ii) the non-compete clause contained in the Prior Agreement has a five(rather than two) year term. On May 17, 1998, Mr. Fotiades, the Company and Cardinal entered into an amendment and restatement to Mr. Fotiades' Agreement, and the Company and Cardinal entered into an employment agreement with Mr. Stuart pursuant to which Mr. Stuart shall receive an annual salary of $230,000 (Mr. Fotiades' Agreement, as amended and restated, and Mr. Stuart's employment agreement, collectively, the "Fotiades/Stuart Employment Agreements" and, along with Mr. Erdeljan's Agreement, as amended pursuant to the May 17 Amendment, collectively, the "Employment Agreements"), each to become effective at the effective date of the Merger. The Fotiades/Stuart Employment Agreements' terms differ from the Agreements in that pursuant to the Fotiades/Stuart Employment Agreements, Mr. Fotiades and Mr. Stuart will receive a retention bonus ("Retention Bonus") of $500,000 and $300,000, respectively, to be paid in four installments with the first to be paid at the effective date of the Merger and the last to be paid on the third anniversary thereof provided that such payments shall be made, subject to the exception set forth in clause (ii) of this paragraph, only for so long as Messrs. Fotiades and Stuart, respectively, are employed under the applicable

Fotiades/Stuart Agreement. In addition, a voluntary termination by Messrs. Fotiades or Stuart in connection with a change in control shall be excluded from the definition of "Good Reason." If Messrs. Fotiades or Stuart, respectively, terminates employment for Good Reason or his employment is terminated without Cause he shall receive, in addition to amounts described in the Agreement, (i) for the two years after termination, an amount equal to the average of the annual bonuses paid in the prior two years and (ii) any remaining installments of the Retention Bonus.

RETIREMENT PLANS

Pursuant to the Merger Agreement, for a period of at least one year following the effective time of the Merger, benefits will be provided to continuing and former employees of the Company and its subsidiaries that, in the aggregate, are no less favorable than the benefits provided under the benefit plans applicable to the Company's and its subsidiaries' employees immediately prior to consummation of the Merger (although there is no requirement to keep in effect any particular plan).

RETIREMENT INCOME PLAN

The Retirement Income Plan, a noncontributory qualified pension plan, provides for a defined benefit based on years of service and the employee's highest consecutive five-year average annual compensation. The Retirement Income Plan covers essentially all United States employees of the Company not represented by a collective bargaining agent for which a pension plan has been the subject of good faith bargaining and who meet certain eligibility requirements.

Contributions to the Retirement Income Plan are made by the Company based upon the Participants' annual salaries, plus all other forms of cash compensation (including overtime, bonuses and commissions), and certain actuarial assumptions with regard to funding. During fiscal 1998, the Company accrued aggregate contributions for the Retirement Income Plan in an amount approximating 3% of such total compensation.

SUPPLEMENTAL PLAN

In 1994, the limits on the amount of annual compensation that can legally be taken into account for purposes of determining pension benefits under the Retirement Income Plan were significantly reduced (originally $150,000 in 1994, now adjusted for inflation to $160,000, as opposed to $235,840 which was in effect for 1993), and impacted the pensions of key management employees. In order to provide retirement benefits for key management employees based on annual compensation limits in effect prior to 1994, increased thereafter for cost of living, in 1994 the Company adopted the Supplemental Benefit Plan for Key Employees of R.P. Scherer Corporation (the "Supplemental Plan"), a nonqualified benefit plan. The Supplemental Plan provides benefits to key management employees only as designated by the Compensation Committee. Benefits under the Supplemental Plan will be provided pursuant to the same terms as the Retirement Income Plan, provided that the limit on compensation taken into account to determine benefits under the Supplemental Plan will be set at a base of approximately $242,000 in fiscal 1994, thereafter adjusted by a percentage based on cost of living increases, not to exceed 4% annually (the 1998 limit is $267,339). A key management employee's Supplemental Plan benefits will not be subject to Internal Revenue Code limits on annual additions applicable to qualified plans, but are offset by benefits payable to that employee under the Retirement Income Plan.

BENEFITS PAYABLE UNDER THE PLANS

The following table shows annual pension benefits payable on a straight life annuity basis, in various remuneration and years of service classifications, to employees under the Retirement Income Plan and the Supplemental Plan (jointly, the "Plans"), assuming retirement at age 65 in calendar 1998. Benefit amounts are not subject to reduction for Social Security payments. Benefit amounts may be offset by payments made under a prior plan of the Company or a plan sponsored by a foreign subsidiary or affiliate.


                                 ANNUAL BENEFIT FOR YEARS OF SERVICE INDICATED
                                 ---------------------------------------------
    HIGHEST CONSECUTIVE
  FIVE YEAR AVERAGE ANNUAL           TEN       TWENTY     THIRTY      FORTY
       COMPENSATION                 YEARS       YEARS      YEARS      YEARS
---------------------------      ---------   ---------  ---------    ----------
       $125,000                   $17,250     $34,500     $51,750      $66,625

       150,000                     21,000      42,000      63,000       81,000

       175,000                     24,750      49,500      74,250       95,375

       200,000                     28,500      57,000      85,500      109,750

       225,000                     32,250      64,500      96,750      124,125

       250,000 (1)                 36,000      72,000     108,000      138,500
       300,000 (1)
                                   36,000      72,000     108,000      138,500

       350,000 (1)                 36,000      72,000     108,000      138,500

       400,000 (1)                 36,000      72,000     108,000      138,500

       450,000 (1)                 36,000      72,000     108,000      138,500

       500,000 (1)                 36,000      72,000     108,000      138,500

-------------------------------------------------------------------------------
(1) The Retirement Income Plan has been amended effective January 1, 1994, as required by law, to limit compensation that may be taken into account by such plan after 1993 to $150,000 annually, as adjusted for cost-of-living increases. Accordingly, the Supplemental Plan provides additional benefits based on annual compensation limits in effect prior to the reduction of includible compensation to $150,000, but as increased for cost of living ($160,000 for calendar 1998).

Credited service in the Plans for those individuals listed in SUMMARY COMPENSATION TABLE FOR FISCAL YEAR 1997 who are active participants is as follows: Mr. Erdeljan, 16.7 years (including years credited for service from 1978 to 1987 and from 1989 to the present); Mr. Fotiades 1.5 years, Ms. Williams, 5.9 years; Mr. Stuart, 7.7 years; and Mr. McGregor, 4.4 years. The final average compensation of such individuals as of January 1, 1998 was approximately as follows: Mr. Erdeljan, $248,264; Mr. Fotiades $165,553, Ms. Williams, $248,264; Mr. Stuart, $214,637, and Mr. McGregor, $160,177.

401(k) PLAN

Eligible employees may also participate in a tax-qualified cash or deferred profit sharing plan known as the R.P. Scherer Corporation Savings Plan (the "401(k) Plan"). Under the 401(k) Plan, employees who have met eligibility standards may elect to reduce their annual compensation by up to 15%, to a maximum of $10,000 for the 1998 calendar year, and have the amount of the reduction contributed to the 401(k) Plan. The Company also contributes to the 401(k) Plan on behalf of each participant an additional amount equal to 50% of each participant's pretax contributions, but not to exceed $500. All contributions become fully vested.

INCENTIVE COMPENSATION PLAN

The purpose of the Incentive Compensation Plan is to provide certain key employees of the Company an incentive to promote the maximization of shareholder value over the long term.

The Incentive Compensation Plan is administered by the Compensation Committee of the Board of Directors (the "Committee") in conjunction with the full Board of Directors. Under the Incentive Compensation Plan, incentive compensation is directly linked to return generated through the employment of capital. This return, or EVA (as previously defined), is measured individually for each of the Company's major business divisions (each a "Unit") and equals the operating profit generated by each Unit less taxes and the cost of capital employed to generate such profit. The Incentive Compensation Plan rewards designated management employees in each Unit for increases in EVA and penalizes such employees for any decreases in EVA by deducting amounts from an employee's Bonus Bank, as described below.

Management employees who are designated as participants ("Participants") by the Chairman and President of the Company and approved by the Committee are eligible to participate in the Incentive Compensation Plan. Currently approximately 37 employees are Participants in the Incentive Compensation Plan. The Participant(s) of each Unit are eligible to receive an annual award based on the EVA performance of their unit (the "EVA Award"). The EVA Award each year for a Unit is comprised of two elements: the "Base Award" and the "Improvement Award." The Base Award is equal to a pre-determined percentage of the aggregate annual salary of a Unit's Participants and is earned for an applicable year if the prior year's EVA level for the Unit is achieved. The Improvement Award is based on a percentage of the increase or decrease in EVA from the prior year's EVA. Improvement Awards which exceed a pre-determined percentage of a Participant's base salary are deferred and credited to the Participant's account ("Bonus Bank"). These amounts are subject to loss if subsequent performance deteriorates. One-third of the balance in a Participant's Bonus Bank (if it is positive) is paid out each succeeding year in which a Participant earns a new bonus under the Incentive Compensation Plan. The relationship between EVA achievement and percentages of salary awarded as EVA Award is determined by the Committee.

The Board of Directors may amend, suspend or terminate the Incentive Compensation Plan upon the recommendation of the Committee and, as required, with stockholder approval, provided that no such change in the Incentive Compensation Plan will be effective to eliminate or diminish the distribution of any award that has been allocated to a Participant's Bonus Bank prior to the date of such change.

DISCRETIONARY AWARDS

In addition to the EVA Award under the Incentive Compensation Plan, the Committee may, at the recommendation of the Chairman and President, grant to key members of management a discretionary award, generally up to 10% of salary, which is a function of their performance against a pre-determined set of primarily qualitative objectives. The discretionary award is paid in cash following the year in which it is earned.

STOCK OPTION PLANS

Pursuant to the Merger Agreement, stock options outstanding under the 1997 Stock Option Plan, the 1992 Stock Option Plan and the 1990 Stock Option Plans will be converted upon consummation of the Merger into options to purchase common shares of Cardinal (with appropriate adjustments to reflect the ratio used pursuant to the Merger Agreement for the exchange of common stock of the Company for common shares of Cardinal in the Merger). Such Cardinal options otherwise will have the same terms and conditions as the Company options from which they were converted, and as a result, unvested Company options issued pursuant to the

Company stock option plans will automatically vest upon consummation of the Merger to the extent such acceleration of vesting is provided for in the Company's stock option plans.

1997 STOCK OPTION PLAN

The purpose of the R.P. Scherer 1997 Stock Option Plan (the "1997 Stock Option Plan") is to attract, retain and motivate selected employees and directors who are in a position to have an impact on the results of the operations of the business of the Company or one or more of its Subsidiaries. The Company expects that it will benefit from the additional incentive which such employees will have to increase the value of the Company's Shares as a result of the Plan.

The 1997 Stock Option Plan provides for up to 1.2 million shares to be issued thereunder. The 1997 Stock Option Plan provides selected employees and directors with options to purchase common stock of the Company and is designed to comply with the requirements of Section 162(m) of the Internal Revenue Code. The 1997 Stock Option Plan is administered by the Committee, which has the authority to grant options and set the terms and conditions of each grant. Under the terms of the 1997 Stock Option Plan any management employee of the Company who is eligible to receive a bonus under the Incentive Compensation Plan or such other management employee designated by the Committee is eligible to receive options under the 1997 Stock Option Plan. Currently, there are approximately 37 participants in the 1997 Stock Option Plan ("Optionee"). The Committee also has the authority to ensure that the 1997 Stock Option Plan complies with foreign law and practices.

It is the intent of the Committee that options granted under the 1997 Stock Option Plan will have the same fundamental attributes of options granted under the 1992 Stock Option Plan. These attributes, which, where applicable will appear in the option award agreements, are namely the following: the stock options will be for a term of seven (7) years and will vest three (3) years from the date of grant; and the exercise price of these options will be established in such a manner as to ensure that the stock appreciates for the shareholder before participants realizes any compensation from exercise of the stock options. Accordingly, the exercise price of these options will be no less than the fair market value of the underlying shares on the date of grant of the options, but, if greater, will be the average of the fair market value of the stock on each of the trading days from the period of March 1st of the fiscal year preceding the applicable fiscal year until April 30th of the applicable fiscal year times a factor of 1.27628 which represents five compounded 5% increases in the average fair market.

Options become exercisable on the third anniversary of the date of their grant, provided that the Committee may accelerate the time at which any option may be exercised. Each option granted under the 1997 Stock Option Plan will expire on the day following the seventh anniversary of the date when granted, unless such option shall have expired earlier under the provisions of the Plan or the Committee shall have extended the time in which such options may be exercisable.

The Board of Directors may amend or terminate the 1997 Stock Option Plan, but may not (i) without the consent of the Optionees, alter or impair any rights or obligations under any option theretofore granted, or (ii) make any alternation in the 1997 Stock Option Plan that would cause the 1997 Stock Option Plan to fail to comply with any requirement of applicable law or regulation, if such revision or amendment were not approved by the stockholders of the Company, unless and until stockholder approval of such revision or amendment is obtained.

Based on fiscal 1998 performance, a total of 497,947 shares were granted under the 1997 Stock Option Plan on June 1, 1998 based on fiscal 1998 performance. Such 497,947 shares are exercisable at $81.84 per share, the market value on the date of grant. For persons named in the SUMMARY COMPENSATION TABLE FOR FISCAL YEAR 1998 and all executive officers as a group, the following options were granted under the 1997 Stock Option Plan, all for fiscal 1998:

Aleksandar Erdeljan, 62,522 shares; George L. Fotiades, 34,266 shares, Nicole
S. Williams, 26,325 shares; Thomas J. Stuart, 20,841 shares; Dennis R. McGregor, 14,259 shares; and all executive officers as a group,181,248 shares. A total of 316,699 share options were granted to other non-executive officer employees for fiscal 1998. Additionally under the 1997 Stock Option Plan, on January 15, 1998 George L. Fotiades was granted 70,000 shares having an exercise price of $57.75, approximating the market price on the date of grant, as a result of his appointment as President and Chief Operating Officer. No compensation expense was recorded by the Company in connection with the 1997 Stock Option Plan for fiscal 1998. At June 30, 1998, a total of 302,535 options for common stock remain available for future grant under the 1997 Stock Option Plan.

As of July 24, 1998, the last sale price of the Common Stock on the New York Stock Exchange was $89.125 per share.

1990 STOCK OPTION PLANS

The Company implemented three Stock Option Plans in November 1990: the 1990 Nonqualified Stock Option Plan, the 1990 Nonqualified Performance Stock Option Plan A, and the 1990 Nonqualified Performance Stock Option Plan B (collectively, the "1990 Stock Option Plans") A total of 1,239,612 options for shares of Common Stock were authorized for issuance to key management personnel under the 1990 Stock Option Plans. As a group, all current executive officers hold 505,815 options under the 1990 Stock Option Plans.

The 1990 Stock Option Plans are administered by the Committee. Each option granted under the 1990 Stock Option Plans will expire no later than the day following the 10th anniversary of the date granted, unless such option shall have expired earlier under the provisions of the 1990 Stock Option Plans. Options granted under the 1990 Stock Option Plans, as amended, may be transferred by an Optionee to a grantor trust under certain conditions, if the transfer is approved by the Committee. The Board of Directors may alter or amend the 1990 Plans or alter or amend any and all Option Agreements thereunder; provided, that no such action may alter the provisions of any outstanding Stock Option Agreement to the detriment of an Optionee without the Optionee's consent.

During fiscal 1998, 5,116 options under the 1990 Stock Option Plans were granted to new employees of the Company, 501,049 options were exercised and 7,525 options were cancelled, leaving 532,798 options outstanding at year-end. All options granted under the 1990 Stock Option Plans have an exercise price of $5.49 per share. No commitments exist to exercise any options granted under the 1990 Stock Option Plans and the Company has no present plans to grant the remaining Options authorized for the 1990 Stock Options Plans. In fiscal 1998, $0.1 million of compensation expense was recorded related to fiscal 1998 grants under the 1990 Stock Option Plans.

As of July 24, 1998, the last sale price of the Common Stock on the New York Stock Exchange was $89.125 per share.

ITEM 12   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS, DIRECTORS AND MANAGEMENT

The following table sets forth information as of June 30, 1998, regarding the beneficial ownership of Common Stock of the Company by principal holders, by each director of the Company beneficially owning Common Stock and by all officers and directors of the Company as a group.

                                            NUMBER OF COMMON
         NAME AND ADDRESS                        SHARES             PERCENT
        ------------------                  ----------------       ---------
G E Investment Management Incorporated (1)      1,380,544             5.8%
     3003 Summer Street
     Stamford, CT 06904-7900

Manning & Napier Advisors (2)                   1,294,785             5.4%
     1100 Chase Square
     Rochester, NY 14604

Aleksandar Erdeljan                               920,973             3.7%
George Fotiades                                     2,824              *
Nicole S. Williams                                 80,324              *
Thomas J. Stuart                                   56,322              *
Dennis R. McGregor                                 17,492              *
John E. Avery                                      12,000              *
Frederick Frank                                    12,000              *
Lori G. Koffman                                    12,000              *
Louis Lasagna                                       8,000              *
Robert H. Rock                                     12,000              *
James A. Stern                                     12,000              *
Kenneth L. Way                                      2,000              *
     R.P. Scherer Corporation(3)
     2301 West Big Beaver Road
     Troy, Michigan 48084

All officers and directors as a group(3)        1,148,735             4.6%

----------------------------------------------------------------------------
*   Represents less than 1% of the Company's outstanding common stock.

(1) As reported in Schedule 13G filed with the SEC by G E Investment Management Incorporated on February 13, 1998 in a statement filed on behalf of General Electric Company ("GE"), General Electric Investment Corporation, a wholly owned subsidiary of GE ("GEIC"), GE Investment Management Incorporated, a wholly owned subsidiary of GE ("GEIM"), and the Trustees of General Electric Pension Trust, a New York common law trust ("GEPT"). GEIC acts as an Investment Adviser (registered under the Investment Advisers Act of
     1940) to GEPT and certain other entities and accounts, and may be deemed to be a beneficial owner of 470,051 shares owned by GEPT and of 486,795 shares owned by such other entities and accounts. GEIM acts as an Investment Adviser (registered under the Investment Advisers Act of 1940) to certain entities and accounts, and may be deemed to be a beneficial owner of 423,698 shares of Common Stock of the Issuer owned by such entities or accounts.

(2) As reported in Schedule 13G/A filed with the Securities and Exchange Commission (the "SEC") by Manning & Napier Advisors, Inc. on July 7, 1998 Manning & Napier Advisors, Inc. exercised beneficial ownership and sole dispositive power as of that date with respect to 1,294,785 shares and, with respect to 1,235,260 of these same shares, sole voting power.

 (3) Each of the named individuals has (or will have upon the exercise of options exercisable within sixty days) voting and investment power with respect to all shares shown as beneficially owned by such person. The shareholdings listed include shares subject to options granted pursuant to the Company's stock plans exercisable within sixty days held as of June 30, 1998, as follows: Mr. Erdeljan - 803,831 shares; Mr. Fotiades - 2,824 shares, Ms. Williams - 80,324 shares; Mr. Stuart - 56,322 shares; Mr. McGregor - 17,492 shares; Mr. Avery - 12,000 shares, Mr. Frank - 12,000 shares, Ms. Koffman - 12,000 shares, Dr. Lasagna - 8,000 shares; Dr. Rock -12,000 shares and Mr. Stern - 12,000 shares.

ITEM 13   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information with respect to certain relationships appears in Items 1 and 8 of the Company's Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on June 11, 1998, and in Item 10 of this Form 10-K/A.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, R.P. Scherer Corporation has duly caused this Amendment No. 1 to its Annual Report on Form 10-K for the fiscal year ended March 31, 1998 to be signed on its behalf by the undersigned, thereunto duly authorized, on July 28, 1998.


                                           R.P. SCHERER CORPORATION


                                      By:    /s/ Aleksandar Erdeljan
                                         --------------------------------
                                               Aleksandar Erdeljan
                                           Chairman and Chief Executive
                                                     Officer